Form 10-Q
period 1995-03-31
MALLON RESOURCES CORP
filed 1995-05-17
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

Form 10-Q


(Mark One)
[X]     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March
31, 1995.

- - - - - or -

[  ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _____________ to _________________.


Commission File No. 0-17267


MALLON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)


            COLORADO                           84-1095959
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification No.)


999 18th Street, Suite 1700
Denver, Colorado  80202
(Address of principal executive offices)

(303) 293-2333
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period of time Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [X]                        NO [  ]

As of May 12, 1995:

     7,794,203 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Convertible Preferred
        Stock (convertible into 1,113,173 shares of Common Stock) were outstanding; and
     400,000 shares of Registrant's Series B Convertible Preferred
        Stock (convertible into 941,177 shares of Common Stock) were outstanding



MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
___________

ASSETS



                                            December 31,     March 31,
                                                1994             1995

Current assets:
    Cash and cash equivalents..........    $    88,000    $    324,000
    Accounts receivable, with no allowance
       for doubtful accounts:
        Joint interest participants.....        490,000        654,000
        Related parties.................         15,000         23,000
        Oil and gas sales...............        551,000        622,000
        Other...........................         79,000             --
    Inventories.........................         30,000         37,000
    Other...............................         89,000        128,000
            Total current assets........      1,342,000      1,788,000

Property and equipment:
    Oil and gas properties, under full
      cost method                            41,127,000     42,331,000
    Mining properties and equipment.....      4,888,000      4,907,000
    Other equipment.....................        375,000        383,000
                                             46,390,000     47,621,000
    Less accumulated depreciation, depletion
       and amortization...............      (19,834,000)   (20,397,000)
                                             26,556,000     27,224,000

Other assets:
    Notes receivable, related parties....        43,000         43,000
    Loan origination fees, net of accumulated
        amortization of $19,000 and $30,000,
        respectively.....................       101,000        255,000
        Other............................       184,000        171,000

Total Assets............................. $  28,226,000   $ 29,481,000



The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
___________

LIABILITIES AND STOCKHOLDERS' EQUITY




                                           December 31,     March 31,
                                              1994             1995

Current liabilities:
    Trade accounts payable............     $  2,837,000   $  3,643,000
    Deferred revenues and drilling
       advances.......................          207,000        198,000
    Accrued taxes and expenses.........          62,000        124,000
            Total current liabilities...      3,106,000      3,965,000

Notes payable...........................             --      1,375,000

Drilling advances.......................        315,000        315,000

Deferred revenues.......................      7,452,000      6,891,000

Contingency (Note 6)

Stockholders' equity:
    Series A Convertible Preferred Stock, $0.01
       par value, 1,467,890 shares authorized,
       1,100,918 shares issued and outstanding,
       liquidation preference $6,000,000...   5,730,000      5,730,000
    Series B Convertible Preferred Stock,
       $0.01 par value, 500,000 shares authorized,
       400,000 shares issued and outstanding,
       liquidation preference 4,000,000....   3,774,000      3,774,000
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,672,503 and 7,794,203
       shares issued and outstanding,
       respectively      ...............         77,000         78,000
    Additional paid-in capital...........    38,727,000     38,883,000
    Accumulated deficit...............      (30,955,000)   (31,530,000)
            Total stockholders' equity.      17,353,000     16,935,000

Total Liabilities and Stockholders' Equity.$ 28,226,000   $ 29,481,000





The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
___________




                                                 For the Three Months
                                                    Ended March 31,

                                                 1994            1995


Revenues:
    Oil and gas sales...............        $  627,000      $  499,000
    Deferred revenue amortization...           484,000         561,000
    Operating service revenue.......            89,000          94,000
    Interest and other..............            38,000          14,000
                                             1,238,000       1,168,000

Costs and expenses:
    Oil and gas production..........           552,000         510,000
    Mine operating expense..........            47,000          96,000
    Depletion, depreciation and amortization   349,000         574,000
    General and administrative............     370,000         544,000
    Interest and other                          81,000          19,000
                                             1,399,000       1,743,000

Loss before preferred stock dividends         (161,000)       (575,000)

Preferred stock dividends                           --         (79,000)

Net loss available to common stockholders.$   (161,000)     $ (654,000)

Net loss per share of common stock........$      (0.02)     $    (0.08)

Weighted average shares outstanding.......   7,642,000       7,757,000




The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 For the Three Months
                                                    Ended March 31,

                                                 1994            1995


Cash flows from operating activities:
    Net loss..........................      $  (161,000)    $ (575,000)
    Adjustments to reconcile net loss to net
      cash provided by operations:
        Depletion, depreciation and
           amortization..                       349,000        574,000
        Stock issued for compensation..           2,000         12,000
        Amortization of deferred revenue...    (484,000)      (561,000)
        Other..............................      (1,000)            --
    Changes in operating assets and liabilities:
       (Increase) decrease in:
           Accounts receivable.............    (113,000)      (164,000)
           Inventory and other assets......     (21,000)       (86,000)
       Increase (decrease) in:
           Accounts payable................   1,268,000        806,000
           Accrued taxes and expenses..... .         --         62,000
           Deferred revenues and drilling
               advances..............            (2,000)        (9,000)
             Net cash provided by operating
                 activities..........           837,000         59,000

Cash flows from investing activity -
   Additions to property and equipment....     (517,000)    (1,119,000)

Cash flows from financing activities:
    Proceeds from long-term debt..........          --       1,375,000
    Accrued interest on net operating
        profits interest..................       78,000             --
    Payment of preferred dividends........          --         (79,000)
             Net cash provided by financing
                 activities...............       78,000      1,296,000

Net increase in cash and cash equivalents...    398,000        236,000
Cash and cash equivalents, beginning of period .964,000         88,000
Cash and cash equivalents, end of period.    $1,362,000   $    324,000

Supplemental cash flow information:
    Cash paid for interest...........        $        --   $    18,000
    Cash paid for income taxes.......        $        --   $        --
Non-cash transactions:
    Issuance of common stock in exchange for:
         Property and equipment......        $   300,000   $   112,000
         Loan origination fee........        $        --   $   112,000

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
___________

Note 1.  GENERAL

     Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna Gold" which was formerly known as Mallon Minerals Corporation) and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly owned subsidiary of the Company. At December 31, 1994 and March 31, 1995, Laguna Gold was also a wholly owned subsidiary. On March 31, 1995, the Company signed an agreement to privately place a 20% equity stake in Laguna Gold for $2,500,000. All of the Company's business activities are conducted through these two subsidiaries. Although consolidated for financial reporting purposes, the operations of the Company's two subsidiaries are separate and distinct.

     The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  OIL AND GAS PROPERTIES

     The Company's oil and gas activities are conducted in the United
States.
     Depletion of oil and gas property costs were $3.15 and $5.58 per equivalent barrel of oil production for the three months ended March 31, 1994 and 1995, respectively.

Capitalized Costs Relating to Oil and Gas Activities:

                                               March 31,
                                               1994          1995
     Oil and gas properties...............$ 39,679,000  $ 42,331,000
     Accumulated depreciation, depletion,
         amortization..........            (17,006,000)  (19,554,000)

                                          $ 22,673,000  $ 22,777,000

     The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                                       March 31,
                                                  1994           1995

     Property acquisition costs.......         $ 492,000  $  130,000
     Exploration costs...................         18,000     352,000
     Development costs...................        296,000     781,000
     Full cost pool credits..............        (12,000)    (32,000)

                                               $ 794,000  $1,231,000

Results of Operations from Oil and Gas Producing Activities:

                                                    March 31,
                                                1994           1995

     Oil and gas sales..............          $ 626,000      $ 499,000
     Deferred revenue amortization..            484,000        561,000
     Lease operating expense........            (552,000)     (510,000)
     Depreciation and depletion.                (143,000)     (533,000)

     Results of operations - from producing
         activities (excluding corporate overhead,
         interest, and income taxes)....      $  415,000     $  17,000

Estimated Quantities of Proved Oil and Gas Reserves and Discounted Future Net Cash Flows:

     Set forth below is a summary of the quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm for the year ended December 31, 1994. All of the Company's reserves are located in the continental United States. The reserve volumes exclude quantities subject to the volumetric production payment discussed in Note 5.

                                                  Oil            Gas
                                                 (BBLS)         (MCF)

     Total proved reserves, December 31, 1994   1,544,000 16,294,000

     Reserves attributable to the volumetric
        production payment, December 31, 1994     162,000  2,938,000

     Proved developed reserves, December 31, 1994 811,000 11,733,000

     Reserves to be delivered pursuant to the Company's volumetric production payment discussed in Note 5 are excluded from the reserve calculations presented above. Accordingly, the standardized measure of discounted future net cash flows, which is cash flow based, does not include deferred revenues to be amortized as production and delivery occurs in the future. However, all costs related to such production and delivery, which are obligations of the Company, are included.

     The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting the future rates of production, particularly as to natural gas, and timing of development expenditures. Such estimates involve the use of judgments which may not be realized due to curtailment, shut-in conditions and other factors which cannot be accurately determined. The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Note 3.  MINERAL PROPERTIES

     The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica. The net book value of the mineral properties and equipment was approximately $4,500,000 at March 31, 1995. The Company, through its subsidiary Laguna Gold, has the rights to 12 exploration concessions and one exploitation concession covering approximately 182 square kilometers or about 45,000 acres. A 2% gross royalty on production from the Rio Chiquito is reserved for the government of Costa Rica. Sunshine Mining Corp. owns a 5% net profits interest. Laguna Gold believes that it has valid rights to the Rio Chiquito concessions, and that all necessary exploration work has been performed.

     On March 31, 1995, Laguna Gold signed an agreement to privately place 25,000 shares of its Series A Convertible Preferred Stock for $2,500,000. The shares of Series A Convertible Preferred Stock are convertible into 20% of Laguna Gold's common stock. The net effect of this sale is that the Company will retain an 80% equity stake in Laguna Gold. Each share of Series A Convertible Preferred Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Series A Convertible Preferred Stock can be converted into 100 shares of Laguna Gold $.01 par value common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock. The private placement is scheduled to close May 31, 1995. The proceeds from this offering will be used to fund the operations of Laguna Gold for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna Gold's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna Gold stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna Gold.
Note 4.  LONG-TERM DEBT

     On February 15, 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line of credit, which totaled $1,375,000 as of March 31, 1995 and $2,000,000 as of May 1, 1995, bear interest at 11%, which is due and payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998.

Note 5.  DEFERRED REVENUE

     In connection with the Company's September 30, 1993 acquisition of producing oil and gas properties, the Company sold a volumetric production payment payable out of the Company's interest in the acquired properties for net proceeds of $10,002,000.

     The production payment covers approximately 4,354,000 MMBTU of natural gas at an average price of $1.98 and 215 MBbls barrels of oil at an average price of $13.01 per barrel to be delivered over eight years. The Company is responsible for production costs associated with operating the properties subject to the production payment agreement. The amount received is recorded as deferred revenue. Annual amortization of deferred revenue, based on the scheduled remaining deliveries under the production payment agreement is as follows:

                                          Scheduled Deliveries
                                   Annual       Natural Gas      Oil
                                Amortization       (MCF)         (Bbl)

  1995.....................     $ 2,029,000       849,000       37,000
  1996.....................       1,485,000       614,000       28,000
  1997.....................       1,168,000       457,000       26,000
  1998.....................         943,000       351,000       23,000
  1999.....................         751,000       275,000       19,000
  2000.....................         611,000       223,000       16,000
  2001.....................         465,000       169,000       12,000

                                $ 7,452,000     2,938,000      161,000

Note 6. CONTINGENCY

     In 1993, the Minerals Management Service commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties is contesting certain deficiencies. The audit is not complete, and it is not possible for the Company to estimate any potential liability. However, management of the Company does not believe that the ultimate outcome of this matter will have a material negative impact on the financial position, liquidity or results of operations of the Company. This matter has been dormant for more than a year.

Note 7.  CAPITAL

     In January 1995, the Company issued 56,000 shares of its common stock to an individual who is a partner in the same law firm as one of the Company's directors. The Company recorded the stock at the fair value of the stock on the date of grant of $112,000. Subsequent to March 31, 1995, $32,000 was paid to this same individual as additional
compensation for the same transaction.     In lieu of cash loan
origination fees, the Company issued 60,000 shares of its common stock to the investors providing the line of credit. The issuance of these shares were recorded at the fair market value of the stock on the date of grant of $112,000. The loan origination fees will be amortized over
the three year life of the line of credit.     During the three months
ended March 31, 1995, an employee exercised options for 5,000 shares of the Company's common stock at $.01 per share. The options were granted in a previous year under the Company's equity participation plan.

Note 8.  INCOME TAXES

     The Company incurred a loss for both book and tax purposes for the three months ended March 31, 1994 and 1995. There is no income tax benefit (expense) for the three months ended March 31, 1994 or 1995.

     At December 31, 1994, for tax purposes the Company's remaining net operating loss ("NOL") carryforward was approximately $6,900,000 which will begin to expire in 2005. This tax loss carryforward is in addition to net operating losses arising from the operations of Laguna Gold prior to 1989 which can be utilized only to the extent of future taxable income of Laguna Gold, but limited to consolidated taxable income.

     Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future federal income tax liabilities by carrying the unused NOL forward for a period of 15 years to offset its future income taxes. The Company's ability to utilize any NOL in future years may be restricted, however, in the event the Company undergoes an "ownership change" as defined in the Code. Management is not aware of any such change.

Note 9.  RELATED PARTY TRANSACTIONS

     The accounts receivable from related parties consists primarily of joint interest billings to directors, officers, stockholders, employees and affiliated entities for drilling and operating costs incurred on oil and gas properties in which these related parties participate with Mallon Oil and Mallon Oil partnerships as working interest owners. These amounts will generally be settled in the ordinary course of business without interest.

     Notes receivable of $41,000 and $43,000 at March 31, 1994 and 1995, respectively, consist of loans to employees, which bear interest at prime plus 2%.

     Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock. As of March 31, 1994 and 1995, the Company had a payable to the related company of $3,000 and $13,000, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

     A company that owns an interest in Laguna Gold's mining property is owned by an individual who owns, beneficially, in excess of 5% of the Company's common stock. The Company has receivables from the stockholder of $7,000 and $17,000 as of March 31, 1994 and 1995, respectively, which are included in joint interest receivables on the accompanying consolidated balance sheets.


     During the year ended December 31, 1994, the Company paid legal fees of $10,000 to a law firm of which a director of the Company is a senior partner. That firm also represented the Company in connection with litigation that was resolved in May 1995. In January 1995, 56,000 shares of the Company's common stock valued at $112,000 were issued to a member of the firm for consulting services performed by him. Also, subsequent to March 31, 1995, fees of $32,000 were paid to this individual.

     The Company has a consulting agreement with an investment banking firm in which a director is a partner for investment banking services of $240,000 in 1995, of which $60,000 was incurred in the three months ended March 31, 1995.

     In February 1995, the Company entered into a Loan Agreement establishing a $2,500,000 line of credit facility pursuant to which it can borrow funds from three entities, two of which are affiliates of an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1995 -- Summary of Results

The Company's loss for first quarter 1995 was attributable to three key factors: First, oil and gas sales were down as a result of lower gas production and lower gas prices. Second, substantial mining expenses were incurred in anticipation of increased mining activities, which are being undertaken to enhance the value of the Company's gold mining property. And, third, general and administrative expenses were up, primarily due to increases in legal fees, investment banking expenses, and travel costs, all of which related directly to the Company's increased level of activities and the arrangement of two financings.

The Company's working capital deficit increased significantly during first quarter 1995, due to the costs incurred to fund the Company's accelerated development drilling program. The intent of the drilling program is, of course, to increase production and revenues, thereby generating additional cash flows to improve the Company's working capital position. However, it will require more than several quarters for the financial success of that strategy to be demonstrated. The nature of oil and gas drilling operations requires the expenditure of substantial drilling and completion costs well in advance of the receipt of revenues from the production developed by the operations. The effect of this natural, unavoidable, time lag is reflected in the Company's working capital deficit at the end of first quarter 1995.

To address the Company's working capital situation, during first quarter 1995, the Company established a $2,500,000 line of credit to fund the costs of its oil and gas drilling program. To improve the Company's working capital position for its mining operations, the Company sold preferred stock convertible to a 20% equity interest in its mining subsidiary, Laguna Gold. To be fully funded and closed in the second quarter, this transaction provides the Company with another $2,500,000 in working capital. The proceeds from this offering will be used to fund the operations of Laguna Gold for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna Gold's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna Gold stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna Gold.

The increased oil and gas and mining exploration activities planned will, at least for the short run, increase expenditures. However, the long-term impact of these expenditures will be to increase the Company's oil and gas reserves and production, and the reserve base of the Company's gold mine. These improvements will add to the value of the Company's asset bases and, therefore, to the value of the Company.

Liquidity, Capital Resources and Capital Expenditures

The Company's development drilling activities had a negative impact on cash flows. Drilling operations require the expenditure of drilling funds months in advance of the receipt of revenues from the well drilled. The effect of this was seen in 1994 and first quarter 1995, when the Company recorded negative cash flows.

As of March 31, 1995, the Company had drilled and completed one well during first quarter 1995, and was in the process or planning the drilling of 7 additional wells. The Company has permitted, or is in the process of permitting, an additional 16 development locations for drilling in 1995. The Company expects to drill a total of at least 12 wells by mid-1995. The Company has budgeted $2,800,000 for the first phase of the drilling program. It will then evaluate further drilling based upon the results of the initial drilling phase. Approximately $1,116,000 was incurred in first quarter 1995.

If, as intended, the Company pursues additional acquisitions of proven oil and gas properties, it will require additional acquisition capital. The source of any such capital is not yet known, nor are any such acquisitions arranged. If an acquisition is contracted, the Company would expect to finance it with a combination of debt and equity capital, although the details of such financing cannot be predicted at this time. No assurance can be given that additional acquisitions will be arranged or that the acquisition capital necessary to complete them will be available.

The Company is exploring several alternatives to realize the value of its mining properties. Until a feasibility study relating to putting the Rio Chiquito deposit on production as a commercial gold and silver mine is completed, it is uncertain what the Company's share of any costs related to that undertaking will be. No assurance can be given that the Company will be able to borrow its share of any capital required, although the Company may attempt to do so. However, in March 1995, the Company, in a private placement, signed an agreement to sell 25,000 shares of Laguna Gold's Series A Convertible Preferred Stock for $2,500,000, which represents a 20% equity stake in Laguna Gold. Each share of Series A Convertible Preferred Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Series A Convertible Preferred Stock can be converted into shares of Laguna Gold common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock of Laguna Gold. The private placement is scheduled to close on May 31, 1995. The proceeds from this offering will be used to fund the operations of Laguna Gold for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna Gold's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna Gold stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna Gold.

At March 31, 1995, the Company's working capital deficit worsened to $2,177,000 compared to the working capital deficit of $1,764,000 at December 31, 1994. The decrease in working capital was caused primarily by increased accounts payable and accrued expenses of $868,000. Accounts payable and accrued expenses increased as a result of the significant costs incurred in drilling and development activities. The Company employed two drilling rigs beginning in February 1995. Oil and gas sales receivable increased due to increased oil production related to the development drilling, and to higher oil prices. Joint interest participants' accounts receivable also increased, by $164,000, due to higher joint interest billing receivables related to invoicing joint interest partners for enhancement work and the drilling program.
Inventory and other current assets decreased by $33,000.

Further reducing the Company's ability to generate cash flows and positive working capital were the low gas prices received by the Company in the first quarter. Generally, prices are beyond the control of the Company and it is limited in its ability to protect its economic interests from the effect of low prices.

To relieve the working capital deficit, on February 15, 1995, the Company established a $2,500,000 line of credit with three private investors. Borrowings under this line of credit bears interest at 11%, which is payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998. Amounts available under the line of credit will also be used to pay for the Company's drilling activities. As of May 1, 1994, the Company had borrowed $2,000,000 under the line of credit. Management believes that the ultimate result of the drilling activities, which are primarily aimed at oil production, will be to increase cash flow, thereby reducing the working capital deficit and increasing liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, the sales from successful drilling activities are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital. There can be no assurance that the proceeds from the line of credit and drilling activities will eliminate the working capital deficit. If they do not, however, the Company will take other measures to improve its working capital position. While it has no current intention to do so, management could reduce expenses through staff layoffs and other means of expense reduction, sell non-core properties, or obtain additional financing. Results of Operations

The following table summarizes the results of operations from oil and gas operations for the quarters ended March 31:

                                                 1994*          1995*

Gas revenues ..........................        $610,000        $467,000
Gas production (mcf) ..................         401,000         360,000
Average price per mcf .................           $1.52          $ 1.30

Oil revenues ..........................        $501,000     $   593,000
Oil production (bbl) ..................          36,000          37,000
Average price per bbl .................         $ 13.90          $15.94

Production and operating costs per BOE.          $ 5.59           $5.16

Depreciation, depletion and amortization
    per BOE ...........................           $3.15           $5.48

* Does include 206,000 mcf and 13,000 bbls in 1994 and 218,000 mcf and 10,000 bbls in 1995 delivered to Enron pursuant to the terms of the volumetric production payment agreement.

Three Months Ended March 31, 1995 Compared to March 31, 1994

The Company generated net cash from operating activities of $59,000 in first quarter 1995 compared to $837,000 in first quarter 1994.
Included in these cash flows are depreciation, depletion and amortization of $574,000 and $349,000, respectively. Amortization of deferred revenue of $561,000 in 1994 and $484,000 in 1995 negatively impacted cash flow from operating activities. A loss of $575,000 was incurred in 1995, $414,000 more than the loss of $161,000 experienced during 1994. Other non-cash items were $12,000 and $1,000, in 1995 and 1994, respectively. An increase in accounts payable and accrued liabilities of $868,000 in 1995 and $1,268,000 in 1994 increased cash flows from operating activities. Accounts payable and accrued expenses increased directly as a result of the significant costs incurred in drilling and development activities. The Company employed two drilling rigs beginning in February 1995. Oil and gas sales receivable increased due to increased oil production related to the development drilling, and to higher oil prices. Increases in accounts receivable and other assets of $250,000 in 1995 and $134,000 in 1994 decreased available cash flows.

Cash flows from investing activities from additions to property and equipment were $517,000 and $1,119,000 in 1994 and 1995, respectively.


Financing activities netted cash flows of $1,296,000 in 1995, compared to $78,000 in 1994. Borrowings of $1,375,000 under the line of credit were the significant financing activity during first quarter 1995. Dividends on the Series B Convertible Preferred Stock totaled $79,000 in first quarter 1995. The $78,000 of cash flows provided by financing activities in 1994 was the accrued interest recorded on the Company's net profits interest.

The above factors led to an increase in available cash of $236,000 in 1995 compared to an increase of $398,000 in 1994.

Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, 1995 oil and gas sales decreased to $499,000 from $627,000 in 1994, representing a $128,000 (or 26%) decrease. Oil production net to the Company increased by 4,000 barrels or approximately 13%. Not included in the oil production totals presented above is 10,000 and 13,000 barrels in 1995 and 1994, respectively, which were delivered in accordance with the terms of the volumetric production payment. Management believes that its drilling program will provide a substantial increase in oil production in 1995. Average oil prices increased from $13.90 per barrel in 1994 to $15.94 per barrel 1995, a 15% increase.

Gas production net to the Company decreased by 53,000 mcf (or 27%) in first quarter 1995 as compared to first quarter 1994. In 1994, enhancement operations provided "flush" or high initial production immediately following the enhancement work. In addition to the declines from these high levels last year, normal production declines contributed to the decrease in production from first quarter 1995 to first quarter 1994. Additionally in 1995, three wells requiring remedial work had abnormal production declines. The Company has scheduled this remedial work and intends to see the benefits of this work by the third quarter. Natural gas production delivered to meet the demand of the volumetric production payment was 218,000 mcf in 1995, and 206,000 mcf in 1994, thereby limiting the net amount to the Company. Average gas prices decreased in 1995 by $.22 per mcf (or 15%). The decrease in gas prices adversely affects the Company's potential to generate cash flows.

Included in total revenues for 1995 and 1994 is $561,000 and $484,000, respectively, from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of the volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil (see Note 5). The deferred revenue is amortized over eight years as deliveries are made to the purchaser. The scheduled deliveries were approximately 218,000 and 206,000 mcf and 13,000 and 10,000 barrels in 1995 and 1994, respectively. The Company incurs all costs related to the production and delivery of these quantities.

Lease operating expense per equivalent barrel averaged $5.16 in 1995, compared to $5.59 in 1994. The decrease of $.43 (or 8%) is due primarily to operational efficiencies employed by the Company's field personnel. The Company is constantly working to improve operations and decrease operating expense, and management intends to continue the decrease in per barrel expense.

There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Direct costs related to the mining operation were $96,000 in 1995 and $47,000 in 1994. Laguna Gold has raised approximately $2,500,000 in a private placement, which is expected to close in second quarter 1995. The proceeds from this offering will be used to fund the operations of Laguna Gold for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna Gold's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna Gold stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna Gold. As a result of this increased activity, expenses were significantly higher in the first quarter 1995. Expenses incurred in this year, not incurred in 1994, include salaries and expenses for a trenching and mapping program and other increased activity, and salary for an officer hired effective January 1, 1995 to supervise the core drilling program and oversee the preparation of the bankable feasibility study, and increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program and travel related to the equity offering. Additionally, the Company recorded a $14,000 foreign exchange loss in first quarter 1995. The increase in mining expenses will continue throughout 1995, and impede the Company's ability to turn a profit. However, the expenditures will ultimately increase the reserve base of the mine.
The increased reserve base will add to the value of Laguna, and therefore, to the Company. Depreciation, depletion and amortization increased to $5.58 barrel of oil equivalent for 1995, up from $3.15 in 1994. The increase of $2.43 (or 77%) reflects an increase in production in relation to the underlying reserve base, which declined from December 31, 1994 to December 31, 1995 as a result of low yearend gas prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties.

Interest and other expense of $19,000 was down significantly in 1995 ($81,000 was incurred in 1994) as the Company incurred interest at 15% on its net profits interest in 1994. The net profits interest was paid in April 1994. The Company has a $2,500,000 line of credit established on February 15, 1995, which bears interest at 11%. Accordingly, management expects interest expense to increase in 1995.

Total general and administrative costs were $544,000 in 1995, an increase of $174,000 (or 47%) over the $370,000 for 1994. Salaries were higher in 1995 than in 1994 as two officers were hired effective April 1, 1994. Their salaries and related expenses were included in the first quarter of this year, but not last year. Legal fees increased due to several reasons. The Company is appealing a decision in a complex lawsuit in which it sought substantial damages. Fees related to this matter recorded in first quarter 1995 approximated $22,000. Also, the Company incurred approximately $10,000 in expenses related to the documentation, title work and legal review of the line of credit. The Company also incurred legal fees of $15,000 in reaching a settlement in another matter. Travel and related expenses were also high because of expenditures and effort incurred pursuing the Laguna Gold private placement and for travel related to the line of credit transaction, and as a result of the new mining personnel traveling to Costa Rica to familiarize themselves with the existing operation. Also recorded in first quarter 1995 and not recorded first quarter 1994 is consulting fees of $60,000 pursuant to the Company's consulting agreement with an investment banking firm. The Company now anticipates general and administrative expenses of approximately $1,900,000 for all of 1995.

The factors discussed above combined to result in a net loss of $575,000 for 1995, compared to a net loss of $161,000 for 1994. This represents a $414,000 (or 257%) decrease in the Company's profitability.

The Company paid the 8% dividend on its $4,000,000 face value Series B Convertible Preferred Stock. This amount totaled $79,000 for first quarter 1995. The annual dividend is $320,000, payable quarterly.

Miscellaneous

The Company's oil and gas operations are significantly affected by certain provisions of the Code applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.
At December 31, 1994, the Company had a NOL carryforward of approximately $7,000,000, which will begin to expire in 2005. The amount and availability of an NOL carryforward is subject to a variety of interpretations and restrictions. Under a provision of the Code, a corporation's ability to utilize an NOL carryforward to offset income following an "ownership change" is limited. If an ownership change occurs, the ability of the Company to use its NOL carryforward will be limited so that a portion of the Company's NOL carryforward will not be available to offset the Company's taxable income in a particular year. Management is not aware of any such ownership change.

The Company has in the past and may in the future engage in hedging transactions (transactions in which a portion of the Company's future oil and/or gas production is sold into the futures market) when management believes it is in the Company's interest to do so. Such transactions "lock-in" prices, thus protecting against future price downturns, but they also limit the Company's ability to benefit from future price increases.

Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

In February 1992, the Financial Accounting Standards Board released Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. The new standard was adopted by the Company in fiscal 1993. The impact of SFAS No. 109 on the Company's consolidated financial statements was immaterial. At December 31, 1994 the Company has a net deferred tax asset of $963,000, for which a valuation allowance for an equal amount was established. When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the plethora of regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control.
PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

MALLON RESOURCES CORPORATION


Date:     May 16, 1995              By:  /s/ Roy K. Ross
                                          Roy K. Ross
                                          Executive Vice President


Date:     May 16, 1995              By:  /s/ Duane C. Knight, Jr.
                                          Duane C. Knight, Jr.
                                          Treasurer