Form 10-Q
period 1995-06-30
MALLON RESOURCES CORP
filed 1995-08-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

- - or -

[  ]    Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from _____________ to _________________.


Commission File No. 0-17267


MALLON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)


             COLORADO                            84-1095959
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

999 18th Street, Suite 1700
Denver, Colorado  80202
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

       YES [X]                               NO [  ]

As of August 9, 1995:
    7,793,503 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock
       (convertible into 1,113,173 shares of Common Stock) were outstanding; and
    400,000 shares of Registrant's Series B Preferred Stock
        (convertible into 941,177 shares of Common Stock) were outstanding.



MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

                                                    December 31,
                                                        1994        June 30, 1995

Current assets:
    Cash and cash equivalents....................   $     88,000    $    677,000
    Accounts receivable, with no allowance for doubtful accounts:
        Joint interest participants..............        490,000         800,000
        Related parties..........................         15,000          24,000
        Oil and gas sales........................        551,000         570,000
        Other....................................         79,000       1,265,000
    Inventories..................................         30,000          52,000
    Other........................................         89,000         203,000
            Total current assets.................      1,342,000       3,591,000

Property and equipment:
    Oil and gas properties, under full cost method..  41,127,000      42,988,000
    Mining properties and equipment..............      4,888,000       5,363,000
    Other equipment..............................        375,000         390,000
                                                      46,390,000      48,741,000
    Less accumulated depreciation, depletion
        and amortization.........................    (19,834,000)   (21,038,000)
                                                      26,556,000      27,703,000

Other assets:
    Notes receivable, related parties............         43,000          45,000
    Other, net...................................        285,000         291,000

Total Assets.....................................   $ 28,226,000    $ 31,630,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable.......................   $  2,253,000    $ 2,778,000
    Undistributed revenue........................        584,000        427,000
    Deferred revenues and drilling advances......        207,000        291,000
    Accrued taxes and expenses...................         62,000         75,000
            Total current liabilities............      3,106,000      3,571,000

Long-term debt...................................             --      2,500,000

Drilling advances................................        315,000        315,000

Deferred revenues................................      7,452,000      6,367,000

Minority interest................................             --      2,500,000

Contingency (Note 6).............................             --             --

Stockholders' equity:
    Series A Convertible Preferred Stock, $0.01 par
        value, 1,467,890 shares authorized, 1,100,918
        shares issued and outstanding, liquidation
        preference $6,000,000....................      5,730,000      5,730,000
    Series B Convertible Preferred Stock, $0.01 par
        value, 500,000 shares authorized, $400,000
        shares issued and outstanding, liquidation
        preference $4,000,000....................      3,774,000      3,774,000
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 7,597,725 and 7,793,503
        shares issued and outstanding, respectively..     77,000         78,000
    Additional paid-in capital....................    38,727,000     38,598,000
    Accumulated deficit...........................   (30,955,000)   (31,803,000)
            Total stockholders' equity............    17,353,000     16,377,000

Total Liabilities and Stockholders' Equity........  $ 28,226,000   $ 31,630,000

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
___________

                                            For the Six Months        For the Three Months
                                                 Ended June 30,         Ended June 30,
                                               1994        1995        1994       1995

Revenues:
    Oil and gas sales....................   $1,001,000 $ 1,518,000   $  374,000 $1,019,000
    Deferred revenue amortization........    1,132,000   1,085,000      648,000    524,000
    Operating service revenue............      201,000     186,000       96,000     92,000
    Interest and other...................       39,000      39,000       17,000     25,000
                                             2,373,000   2,828,000    1,135,000  1,660,000

Costs and expenses:
    Oil and gas production...............    1,080,000   1,103,000      528,000    593,000
    Mine operating and administrative expenses. 80,000     247,000       33,000    151,000
    Depletion, depreciation and amortization.  588,000   1,233,000      239,000    659,000
    General and administrative............     762,000     982,000      392,000    438,000
    Interest and other....................     105,000     111,000      24,000      92,000
                                             2,615,000   3,676,000   1,216,000   1,933,000

Net loss before dividends.................    (242,000)   (848,000)    (81,000)  (273,000)

    Dividends on preferred stock..........     (67,000)   (158,000)    (67,000)   (79,000)

Net loss available to common stockholders.. $ (309,000) $(1,006,000) $(148,000) $(352,000)

Net loss per share of common stock........  $    (0.04) $    (0.13) $    (.02)  $    (.05)

Weighted average shares outstanding.......   7,656,000   7,775,000   7,658,000   7,794,000


The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        For the Six Months
                                                          Ended June 30,
                                                        1994            1995

Cash flows from operating activities:
    Net loss.....................................   $  (242,000)    $  (848,000)
    Adjustments to reconcile net loss to net cash
      from operations:
        Amortization of deferred revenue.........    (1,132,000)     (1,085,000)
        Depletion, depreciation, and amortization..     588,000       1,204,000
        Stock issued for compensation.............       (5,000)         28,000
        Changes in operating assets and liabilities:
           (Increase) decrease in:
              Accounts receivable.................      (39,000)       (279,000)
              Inventory and other assets..........      (86,000)       (152,000)
           Increase (decrease) in:
              Accounts payable....................      180,000         525,000
              Undistributed revenue...............       46,000        (157,000)
              Accrued taxes and expenses..........       90,000          13,000
              Deferred revenues and drilling advances..      --          84,000
           Net cash used in operating activities...    (600,000)       (667,000)

Cash flows from investing activities:
    Increase in notes receivable-related party.....      (1,000)         (2,000)
    Additions to property and equipment............    (820,000)     (2,239,000)
    Purchase of marketable securities..............  (1,000,000)             --
           Net cash used in investing activities..   (1,821,000)     (2,241,000)

Cash flows from financing activities:
    Payments on long term debt....................   (2,075,000)      2,500,000
    Net proceeds from sale of preferred stock.....    3,795,000              --
    Net proceeds from sale of subsidiary preferred
        stock.....................................           --       1,155,000
    Payment of preferred dividends................      (67,000)       (158,000)
            Net cash provided by activities.......    1,653,000       3,497,000

Net increase (decrease) in cash and cash equivalents   (768,000)        589,000

Cash and cash equivalents, beginning of period....      964,000          88,000

Cash and cash equivalents, end of period..........  $   196,000    $    677,000

Supplemental cash flow information:
    Cash paid for interest........................  $    94,000    $     80,000

    Cash paid for income taxes....................  $        --    $         --

    Non-cash transactions:
       Issuance of common stock in exchange for:
          Acquisition of property and equipment..   $   300,000    $    112,000

          Loan origination fee...................   $        --    $    112,000

          Sale of minority interest in subsidiary.. $        --    $  1,845,000

The accompanying notes are an integral part of these consolidated financial statements.



MALLON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1.  GENERAL

     Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna Gold," which was formerly known as Mallon Minerals Corporation) and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly owned subsidiary of the Company. At December 31, 1994 and March 31, 1995, Laguna Gold was also a wholly owned subsidiary. Effective June 30, 1995, the Company privately placed a 20% equity stake in Laguna Gold. All of the Company's business activities are conducted through these two subsidiaries. Although consolidated for financial reporting purposes, the operations of the Company's two subsidiaries are separate and distinct.

     The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-
Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  OIL AND GAS PROPERTIES

     The Company's oil and gas activities are conducted in the United States.

     Depletion of oil and gas property costs were $2.75 and $5.51 per equivalent barrel of oil production for the six months ended
June 30, 1994 and 1995, respectively.

Capitalized Costs Relating to Oil and Gas Activities:

                                          Six Months Ended June 30,
                                              1994          1995
    Oil and gas properties..........    $ 39,936,000  $ 42,988,000
    Accumulated depreciation, depletion
       and amortization.............     (17,225,000)  (20,174,000)

                                        $ 22,711,000  $ 22,814,000

	The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                          Six Months Ended June 30,
                                              1994          1995
    Property acquisition costs...         $  508,000   $   115,000
    Development costs............            640,000     1,830,000
    Full cost pool credits.......            (97,000)      (65,000)

                                          $1,051,000   $ 1,880,000

Results of Operations from Oil and Gas Producing Activities:

                                          Six Months Ended June 30,
                                              1994          1995
    Oil and gas sales...............      $ 1,001,000  $ 1,518,000
    Deferred revenue amortization...        1,132,000    1,085,000
    Lease operating expense.........       (1,080,000)  (1,103,000)
    Depletion expense...............         (543,000)  (1,163,000)
    Results of operations - from producing
     activities (excluding corporate overhead,
     interest, and income taxes)....      $   510,000   $   337,000

Estimated Quantities of Proved Oil and Gas Reserves and Discounted Future Net Cash Flows:

     Set forth below is a summary of the quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm as of December 31, 1994. All of the Company's reserves are located in the continental United States.

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

Reserves to be delivered pursuant to the Company's volumetric production payment discussed in Note 5 are excluded from the total proved and proved developed reserve quantities presented above. Accordingly, the standardized measure of discounted future net cash flows of $13,758,000 at December 31, 1994, which is cash flow based, does not include deferred revenues to be amortized as production and delivery occurs in the future. However, all costs related to such production and delivery, which are obligations of the Company, are included.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production, particularly as to natural gas, and timing of development expenditures. Such estimates involve the use of judgments which may not be realized due to curtailment, shut-in conditions and other factors which cannot be accurately determined. The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Note 3.  MINERAL PROPERTIES

     The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica. The net book value of the mineral properties and equipment was approximately $4,700,000 at June 30, 1995. The Company, through its subsidiary Laguna Gold, has the rights to exploration and exploitation concessions covering approximately 45,000 acres. A 2% gross royalty on production is reserved for the government of Costa Rica. An unrelated mining company owns a 5% net profits interest. Laguna Gold believes that it has valid rights to the Rio Chiquito concessions.

Note 4.  LONG-TERM DEBT

     On February 15, 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line of credit of $2,500,000 at June 30, 1995 bear interest at 11%, which is due and payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998.

     On August 7, 1995, the Company received a commitment letter from a financial institution to refinance the Company's debt and provide the Company with a revolving line of credit facility (the "Facility"). The significant terms of the refinancing are as follows:

- -     The Company's volumetric production payment (Note 5) will be retired;

- -     The Company's existing $2,500,000 line of credit (above) will be retired;

- -     Initial borrowing base under the Facility will be
      $10,000,000, subject to redetermination every six months;

- -     Interest rate on the Facility will be the London Interbank
      Borrowing Offered Rate (LIBOR), plus 2.5%;

- -     The Facility will require interest only payments for two
      years, converting to a three year term note thereafter;

- -     The Company will issue warrants to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share;

- -     The Facility will be collateralized by substantially all of the Company's oil and gas properties; and

- -     The Company will be obligated to maintain certain financial and other covenants.

The Facility is scheduled to close in August. The proceeds of the Facility will be used for the following purposes:

- -     To satisfy the remaining obligations under the Company's volumetric production payment. While the remaining balance of the deferred revenue will be approximately $6,032,000 as of August 31, 1995, the cash necessary to satisfy the production payment will be less than the amount recorded on the balance sheet because of hedging "profits" that have accrued. Satisfying the obligation is expected to result in a gain to the Company. This gain will be recognized in the period during which the production payment is retired.

- -     To retire the Company's existing $2,500,000 line of credit.

- -     To fund the Company's oil and gas drilling operations.

- -     To provide working capital.

Note 5.  DEFERRED REVENUE

     In connection with the Company's September 30, 1993 acquisition of producing oil and gas properties, the Company sold a volumetric production payment payable out of the Company's interest in the acquired properties for net proceeds of $10,002,000.

     The production payment covered approximately 4,354,000 MMBTU of natural gas at an average price of $1.98 and 215 MBbls barrels of oil at an average price of $13.01 per barrel to be delivered over eight years. The Company is responsible for production costs associated with operating the properties subject to the production payment agreement. The amount received was recorded as deferred revenue. Annual amortization of deferred revenue, based on the scheduled remaining deliveries under the production payment agreement is as follows:

                                        Scheduled Deliveries
                                    Annual      Natural Gas    Oil
                                 Amortization      (MCF)      (Bbl)
     1995                        $ 2,029,000      849,000    37,000
     1996	                          1,485,000      614,000    28,000
     1997	                          1,168,000      457,000    26,000
     1998                            943,000      351,000    23,000
     1999                            751,000      275,000    19,000
     2000                            611,000      223,000    16,000
     2001                            465,000      169,000    12,000

                                 $ 7,452,000    2,938,000   161,000

     See Note 4 concerning the Company's intention to retire the volumetric production payment.

Note 6. CONTINGENCY

     In 1993, the Minerals Management Service commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties is contesting certain alleged deficiencies. The audit is not complete, and it is not possible for the Company to estimate any potential liability. However, management of the Company does not believe that the ultimate outcome of this matter will have a material negative impact on the financial position, liquidity or results of operations of the Company. This matter has been dormant for more than a year.

Note 7.  CAPITAL

     In January 1995, the Company issued 56,000 shares of its common stock to an individual who is a partner in the same law firm as one of the Company's directors. The Company recorded the stock at $112,000, the market price of the stock on the date of grant. Subsequent to March 31, 1995, $32,000 was paid to this same individual as additional compensation for the same transaction.

     In lieu of cash loan origination fees, the Company issued 60,000 shares of its common stock to the investors providing the line of credit (see Note 4). The issuance of these shares were recorded at the market price of the stock on the date of grant of $112,000. The loan origination fees will be amortized over the three year life of the line of credit.

     During the six months ended June 30, 1995, an employee exercised options for 5,000 shares of the Company's common stock at $.01 per share. The options were granted in a previous year under the Company's equity participation plan.

     Effective June 30, 1995, Laguna Gold privately placed 25,000 shares of its Series A Convertible Preferred Stock for $2,500,000.
After underwriting discounts, offering expenses and other costs, net proceeds of approximately $2,278,000 were realized. The shares of Series A Convertible Preferred Stock are convertible into 20% of Laguna Gold's common stock. The net effect of this sale is that the Company will retain an 80% equity stake in Laguna Gold with a 20% minority interest. Each share of Series A Convertible Preferred Stock can be converted into 100 shares of Laguna Gold $.01 par value common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock. Each share of Series A
Convertible Preferred Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February
15, 2000.  As of June 30, 1995, $1,245,000 of the proceeds is recorded in other receivables in the accompanying consolidated balance sheet. Such proceeds were received in July 1995.

Note 8.  INCOME TAXES

     The Company incurred a loss for both book and tax purposes for the six months ended June 30, 1994 and 1995. There is no income tax benefit (expense) for the six months ended June 30, 1994 or 1995.

     At December 31, 1994, for tax purposes the Company's remaining net operating loss ("NOL") carryforward was approximately $7,000,000 which will begin to expire in 2005. This tax loss carryforward is in addition to net operating losses arising from the operations of Laguna Gold prior to 1989 which can be utilized only to the extent of future taxable income of Laguna Gold, but limited to consolidated taxable income.

     Under the Internal Revenue Code of 1986, as amended, the Company generally would be entitled to reduce its future federal income tax liabilities by carrying the unused NOL forward for a period of 15 years to offset its future income taxes.

Note 9.  RELATED PARTY TRANSACTIONS

     The accounts receivable from related parties consists primarily of joint interest billings to directors, officers, stockholders, employees and affiliated entities for drilling and operating costs incurred on oil and gas properties in which these related parties participate with Mallon Oil as working interest owners. These amounts will generally be settled in the ordinary course of business without interest.

     Notes receivable of $43,000 and $45,000 at December 31, 1994 and June 30, 1995, respectively, consist of loans to employees, which bear interest at prime plus 2%.

     Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock. As of June 30, 1994 and 1995, the Company had payables to the related company of $1,000 and $25,000, respectively, which are included in accounts payable on the accompanying consolidated balance sheets.

     A company that owns an interest in Laguna Gold's mining property is owned by an individual who owns, beneficially, in excess of 5% of the Company's common stock. The Company has receivables from the stockholder of $5,000 and $-0- as of June 30, 1994 and 1995, respectively, which are included in joint interest receivables on the accompanying consolidated balance sheets.

     During the six months ended June 30, 1995, the Company recorded legal fees of $37,000 to a law firm of which a director of the Company is a senior partner. That firm also represented the Company in connection with litigation that was resolved in May 1995. In January 1995, 56,000 shares of the Company's common stock valued at $112,000 were issued to a member of the firm for consulting services performed by him. Also, fees of $32,000 were paid to this individual.

     The Company has a consulting agreement with an investment banking firm, in which a director of the Company is a partner. The agreement requires payments of $240,000 in 1995, of which $120,000 was recorded in the six months ended June 30, 1995.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Second Quarter 1995 -- Summary of Results

     The Company's second quarter 1995 results showed significant improvement over the first quarter, in two key areas:

- -     Oil and gas sales increased by almost $483,000 due to
      increased oil sales resulting from the Company's recent drilling successes.

- -     General and administrative expenses decreased by $106,000.

Driven by these improvements, the Company's loss for the second quarter, after consideration of the preferred stock dividend, was $352,000, a $302,000 (46%) improvement over the $654,000 loss of first quarter 1995. This improvement occurred despite four negative factors which combined to generate the loss: first, oil and gas sales were hurt as a result of lower gas production and continued low gas prices; second, substantially increased mining expenses ($151,000) were incurred for projects designed to enhance the value of the Company's gold mining property; third, depletion, depreciation and amortization expenses increased due to the increase in oil production; and fourth, interest expense on the line of credit was much higher than in the first quarter.

     The Company's working capital improved significantly by the end of second quarter 1995, to a positive $20,000. This reflects a $2,197,000 improvement over the $2,177,000 working capital deficit at March 31, 1995. See the discussion under "Liquidity, Capital Resources and Capital Expenditures" below.

Liquidity, Capital Resources and Capital Expenditures

     The Company's working capital as of June 30, 1995 was $20,000 compared to the working capital deficit of $1,764,000 at December 31, 1994, and the working capital deficit of $2,177,000 at March 31, 1995. The increase in working capital was caused primarily by increased accounts receivable of $1,524,000. Of this amount, $1,245,000 was due from the sale of the Laguna Gold Series A Convertible Preferred Stock described below, which was paid on July 10, 1995. Joint interest participants' accounts receivable also increased, by $310,000, due to invoicing joint interest partners for their share of drilling program expenses. Accounts payable increased by $525,000 as a result of the costs incurred in drilling and development activities.

     During first quarter 1995, as an initial step to address the Company's working capital deficit, the Company established a $2,500,000 line of credit to fund its oil and gas drilling operations. Borrowings under this line of credit bear interest at 11%, which is payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998. As of June 30, 1995, the Company had borrowed the maximum $2,500,000 under the line of credit to pay for the Company's drilling activities.

     During second quarter 1995, as a second step designed to improve its working capital position for mining operations, the Company sold preferred stock in its mining subsidiary, Laguna Gold, convertible into a 20% equity interest. Closed effective June 30, 1995 and paid on July 10, 1995, this transaction provided the Company with net proceeds of $1,278,000 in working capital to fund the operations of Laguna Gold.

     As an important third step to improve its working capital situation, the Company, on August 7, 1995, received a commitment letter from Hong Kong Shanghai Bank Group to refinance the Company's debt and provide the Company with a revolving line of credit facility (the "Facility"). By (i) lowering borrowing costs, (ii) eliminating the Company's production payment obligations and thereby freeing up cash flows, and (iii) providing 2 years of "interest only" debt service obligations, the Facility is expected to greatly enhance the Company's working capital and general financial condition. The significant terms of the refinancing are as follows:

- -     The Company's volumetric production payment to an affiliate of Enron (see Note 5) will be retired;

- -     The Company's existing $2,500,000 line of credit will be retired;

- -     Initial borrowing base of under the Facility will be
      $10,000,000, subject to redetermination every six months;

- -     Interest rate on the Facility will be the London Interbank
      Borrowing Offered Rate (LIBOR), plus 2.5%;

- -     The Facility will require interest only payments for two
      years, converting to a three year term note thereafter;

- -     The Company will issue warrants to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share;

- -     The Facility will be collateralized by substantially all of the Company's oil and gas properties; and

- -     The Company will be obligated to maintain certain financial and other covenants.

The Facility is scheduled to close in August. The proceeds of the Facility will be used for the following purposes:

- -     To satisfy the remaining obligations under the Company's volumetric production payment. While the remaining balance of the deferred revenue will be approximately $6,032,000 as of August 31, 1995, the cash necessary to satisfy the production payment will be less than the amount recorded on the balance sheet because of hedging
      "profits" that have accrued. Satisfying the obligation is expected to result in a gain to the Company. This gain will be recognized in the period during which the production payment is retired.

- -     To retire the Company's existing $2,500,000 line of credit.

- -     To fund the Company's oil and gas drilling operations.

- -     To provide working capital.

     The final step to the long-term resolution of the Company's working capital situation is its drilling programs. The goal of the Company's drilling operations is to grow through the drill bit: increase production and revenues, thereby generating additional cash flow.
From January 1, 1995 through June 30, 1995, the Company had drilled and completed eight wells and has capitalized, net to its working interest, approximately $1,945,000 for the first phase of the drilling program. The Company plans to drill 5 additional wells by yearend. Initially, this level of development drilling has a negative impact on cash flows, however, despite this effect and depressed gas prices, revenues were up $492,000 this quarter over the last quarter. Additional drilling, and any acquisitions, would require additional capital. Beyond the Facility, the source of any such additional capital is not yet known, nor are any acquisitions arranged. If an acquisition is contracted, the Company would expect to finance it with a combination of debt and equity capital, although the details of such financing cannot be predicted at this time.

     As with its oil and gas operations, the Company is exploring alternatives to realize the value of its mining properties.
Company has engaged an engineering firm to prepare a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna Gold stock when market conditions become favorable. No assurance can be given that the Company will be able to raise its share of any capital required related to this undertaking. However, the Company, in a private placement, sold 25,000 shares of Laguna
Gold's Series A Convertible Preferred Stock for a 20% equity stake in Laguna Gold. The proceeds are being spent for additional core drilling to expand mineable reserves, for preparation of the bankable feasibility study, and for day-to-day operations.

Results of Operations

Six Months Ended June 30, 1995 Compared to June 30, 1994

     The Company used net cash in operating activities of $667,000 in the six months ended June 30, 1995 compared to $600,000 in the first half of 1994. Included in these cash flows are depletion, depreciation, and amortization of $1,204,000 and $588,000 in 1995 and 1994, respectively. Amortization of deferred revenue of $1,085,000 in 1995 and $1,132,000 in 1994 negatively impacted cash flow from operating activities. A loss of $848,000 was incurred in 1995, $606,000 more than the loss of $242,000 experienced during 1994. Other non-cash items were $28,000 and ($5,000), in 1995 and 1994, respectively. An increase in current liabilities of $465,000 in 1995 and $316,000 in 1994 increased cash flows from operating activities. Accounts payable and accrued expenses increased directly as a result of the significant costs incurred in drilling and development activities. The Company employed two drilling rigs beginning in February 1995. Increases in accounts receivable and other assets of $431,000 in 1995 and $125,000 in 1994 decreased available cash flows.
Joint interest billings receivable increased due to the development drilling activity. Oil and gas sales receivable increased due to increased oil production related to the development drilling, and to higher oil prices.

     Cash flows used in investing activities for additions to property and equipment were $2,239,000 and $820,000 in 1995 and 1994, respectively. The Company's development drilling activities incurred significantly more costs than did the production enhancement activities in 1994.

     Financing activities netted cash flows of $3,497,000 in 1995 compared to $1,653,000 in 1994. Borrowings of $2,500,000 under the line of credit were the significant financing activity during second quarter 1995. Cash proceeds, after related expenses, through June 30, 1995 on the sale of the Laguna Gold Series A Convertible Preferred Stock were $1,155,000. In 1994, $2,075,000 of the $3,795,000 of net proceeds from the sale of the Company's Series B Convertible Preferred Stock were used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Convertible Preferred Stock totaled $158,000 in the six months ended June 30, 1995 and $67,000 in the six months ended June 30, 1994.

     The above factors led to an increase in cash of $589,000 in 1995 compared to a decrease of $768,000 in 1994.

     The following table summarizes the results of operations from oil and gas operations for the six months ended June 30:

                                             1994*         1995*
    Gas revenues...................        $1,112,000    $1,126,000
    Gas production (mcf) ..........           754,000       731,000
    Average price per mcf..........             $1.47         $1.54

    Oil revenues...................        $1,021,000    $1,477,000
    Oil production (bbl) ..........            72,000        89,000
    Average price per bbl..........            $14.26        $16.58

    Production and operating
       costs per BOE...............             $5.47         $5.23

    Depreciation, depletion and
        amortization per BOE.......             $2.75         $5.51

        _____________________


* Does include 472,000 mcf and 25,000 bbls in 1994 and 520,000 mcf and 20,000 bbls in 1995 delivered pursuant to the terms of the volumetric production payment agreement. Included in total revenues for 1995 and 1994 is $1,085,000 and $1,132,000, respectively, from the amortization of the Company's deferred revenues.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the first six months of 1995 to $1,518,000 from $1,001,000 in 1994, representing a $517,000 (52%) increase. This increase is due primarily to the production enhancement activities completed in 1994 and the Company's development drilling program in 1995. Higher oil prices also contributed to the increased sales.
Oil production net to Mallon after deliveries required by the volumetric production payment increased by 23,000 barrels (49%). Average oil prices, not including the deferred revenue amortization, increased $2.76 per barrel (18%) over the same period in 1994. Gas production net to Mallon after deliveries required by the volumetric production payment decreased by 71,000 mcf (25%).
Gas prices continued at a low level, averaging $1.44 in the six months ended June 30, 1995, a $0.07 decrease (5%) from the prior year average $1.51 for the six months ended June 30, 1994.

     Lease operating expense per equivalent barrel averaged $5.23 in the first six months of 1995 compared to $5.47 during the first six months of 1994. The decrease of $0.24 (4%), is due primarily to operational and enhancement efficiencies employed by the field personnel. The Company is constantly working to improve operations and decrease operating expense, and management intends to continue the decrease in per barrel expense. The Company incurs all costs related to the production and delivery of the volumetric production payment quantities.

     There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Costs related to the mining operation were $247,000 in the six months ended June 30, 1995 compared to $80,000 in the six months ended June 30 1994 (209%).
As a result of the increased activity described above, expenses were significantly higher in the second quarter 1995. Expenses incurred in this year, not incurred in 1994, include salaries and expenses for a trenching and mapping program, a core drilling program, preparation of a bankable feasibility study and salary for an officer hired effective January 1, 1995 to supervise the core drilling program and oversee the preparation of the bankable feasibility study.
Increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program and travel related to the equity offering also contributed to higher mining expenses.
The Company recorded a $14,000 foreign exchange loss in the first six months of 1995. Additionally, Laguna recorded $60,000 for its share of the Company's investment banking consulting fees. The increase in mining expenses will continue throughout 1995, and impede the Company's ability to generate a profit. However, the expenditures will ultimately increase the reserve base of the mine.

     Depletion, depreciation and amortization went to $5.51 barrel of oil equivalent for the first six months of 1995, up from $2.75 in 1994. The increase of $2.76 (100%) is the result in production in relation to the underlying reserve base, which declined from December 31, 1993 to December 31, 1994 as a result of low yearend prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties. The calculation of depletion expense is based on the Company's yearend 1994 reserve report and all of its current production.

     Interest and other expense of $111,000 was up slightly in the first six months of 1995 from $105,000 in the first six months of 1994. Interest at 11% on the Company's line of credit accounts for the 1995 interest expense while 1994 interest expense was incurred
at 15% on the net profits interest.   The net profits interest was
retired in April 1994. If, as intended, the Company completes its financing transaction, interest expense will increase significantly.

     Total general and administrative costs were $1,233,000 for first six months of 1995, an increase of $645,000 (110%) over general and administrative expenses of $588,000 for the first six months of 1994. Salaries were higher in 1995 than in 1994 as two officers were hired effective April 1, 1994. Their salaries and related expenses were included in the first quarter of this year, but not last year. Legal expense was very high, especially in the first quarter of 1995, due to several reasons. The Company is appealing a decision in a complex lawsuit in which it sought substantial damages. Fees related to this matter recorded in 1995 approximated $38,000. The Company also incurred legal fees of $15,000 in reaching a settlement in another matter. Travel and related expenses were high because of expenditures incurred pursuing the Laguna Gold private placement and for travel related to the line of credit transaction, and as a result of the new mining personnel traveling to Costa Rica to familiarize themselves with the existing operation. Expenses recorded in 1995 and not in 1994 included consulting fees of $60,000 pursuant to the Company's consulting agreement with an investment banking firm.

     The Company paid the 8% dividend on its $4,000,000 face value Series B Stock. This amount totaled $160,000 in 1995 and $67,000 for the period from April 16, 1994 to June 30, 1994. The dividend is payable quarterly and will total approximately $80,000 per quarter in the future.


Three Months Ended June 30, 1995 Compared to June 30, 1994

     The Company used cash in operating activities of $726,000 in second quarter 1995 compared to $1,149,000 in second quarter 1994. Included in these cash flows are depreciation, depletion and amortization of $659,000 and $243,000 in 1995 and 1994, respectively. Amortization of deferred revenue of $524,000 in 1995 and $648,000 in 1994, negatively impacted cash flow from operating activities. A loss of $273,000 was incurred in 1995, $192,000 more than the loss of $81,000 experienced during 1994. Other non-cash items were $16,000 and $(7,000), in 1995 and 1994, respectively.
An increase in current liabilities of $394,000 in 1995 and $950,000 in 1994 increasing cash flows from operating activities. Accounts payable and accrued expenses increased directly as a result of the significant costs incurred in drilling and development activities. Increases in accounts receivable and other assets of $209,000 in 1995 decreased available cash flows. The increase in receivable was due primarily to joint interest billings receivable due from the Company's drilling partners.

     Cash flows used in investing activities from additions to property and equipment were $1,120,000 and $303,000 in 1995 and 1994, respectively.

     Financing activities netted cash flows of $2,201,000 in 1995, compared to $1,576,000 in 1994. Borrowings of $1,125,000 under the line of credit and the net proceeds of $1,155,000 from the Laguna Gold Series A Convertible Preferred Stock were the significant financing activities during second quarter 1995. Dividends on the Series B Convertible Preferred Stock totaled $79,000 in second quarter 1995. The cash flows provided by financing activities in 1994 was the result of the sale of the Company's Series B Convertible Preferred Stock for net proceeds of $ 3,795,000. Of this amount, $2,152,000 was used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Convertible Preferred Stock totaled $158,000 in the six months ended 1995 and $67,000 in 1994.

     The following table summarizes the results of operations from oil and gas operations for the three months ended June 30:

                                             1994*           1995*
    Gas revenues...................        $500,000        $659,000
    Gas production (mcf) ..........         380,000         370,000
    Average price per mcf..........           $1.51           $1.41

    Oil revenues...................        $522,000        $884,000
    Oil production (bbl) ..........          36,000          52,000
    Average price per bbl..........          $14.57          $17.03

    Production and operating
       costs per BOE...............           $5.32           $5.22

    Depreciation, depletion and
        amortization per BOE.......           $2.21           $5.45

        _____________________

* Does include 293,000 mcf and 12,000 bbls in 1994 and 302,000 mcf and 10,000 bbls in 1995 delivered pursuant to the terms of the volumetric production payment agreement. Included in total revenues for 1995 and 1994 is $524,000 and $648,000, respectively, from the amortization of the Company's deferred revenues.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, second quarter 1995 oil and gas sales increased to $1,019,000 from $374,000 in 1994, representing a $645,000 (172%) increase. Oil production net to the Company after deliveries required by the Company's volumetric production payment increased by 18,000 barrels (74%). The significant increase in oil production is a direct result of the Company's development drilling program. Average oil prices, not including the deferred revenue amortization, increased $2.57 per barrel (17%) over the same period in 1994. Gas production net to Mallon after deliveries required by the volumetric production payment decreased by 19,000 mcf (22%). In 1994, enhancement operations provided "flush" or high initial production immediately following the enhancement work. In addition to the declines from these high levels last year, normal production declines contributed to the decrease in production from second quarter 1995 to second quarter 1994. Additionally in 1995, three wells requiring remedial work had abnormal production declines. The Company has scheduled this remedial work and intends to see the benefits of this work by the third quarter. Gas prices were still at a low level, $1.41, during the three months ended June 30, 1995, averaging $0.10 (7%) less than the $1.51 average for the three months ended June 30, 1994.

     Lease operating expense per equivalent barrel averaged $5.22 in second quarter 1995, compared to $5.32 in 1994. The decrease of $0.10 (2%) is due primarily to operational efficiencies employed by the field personnel. The Company is constantly working to improve operations and decrease operating expense, and management intends to continue the decrease in per barrel expense. The Company incurs all costs related to the production and delivery of the volumetric production payment quantities.

     There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Costs related to the mining operation were $151,000 in second quarter 1995 and $33,000 in second quarter 1994. Expenses incurred in this year, not incurred in 1994, include salaries and expenses for a trenching and mapping program, a core drilling program, preparation of a bankable feasibility study and salary for an officer hired effective January 1, 1995. Increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program also contributed to higher mining expenses. Additionally, Laguna recorded $30,000 for its share of the investment banking consulting fees. The increase in mining expenses will continue throughout 1995, and impede the Company's ability to generate a profit. However, the expenditures will ultimately increase the reserve base of the mine. The increased reserve base will add to the value of Laguna Gold, and therefore, to the Company.

     Depreciation, depletion and amortization increased to $5.45 barrel of oil equivalent for 1995, up from $2.21 in 1994. The increase of $3.34 (147%) reflects an increase in production in relation to the underlying reserve base, which declined from December 31, 1993 to December 31, 1994 as a result of low yearend gas prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties.

     Interest and other expense of $92,000 was up significantly in 1995 ($24,000 was incurred in 1994) as the Company incurred interest at 11% on its line of credit in 1995. The net profits interest, bearing interest at 15%, was paid in April 1994.

     Total general and administrative costs were $438,000 in 1995, an increase of $46,000 (12%) over the $392,000 for 1994. Legal fees increased because the Company is appealing a decision in a complex lawsuit in which it sought substantial damages. Fees related to this matter recorded in second quarter 1995 approximated $16,000. Also recorded in second quarter 1995 and not recorded second quarter 1994 are consulting fees of $30,000 pursuant to the Company's consulting agreement with an investment banking firm.

     The Company paid the 8% dividend on its $4,000,000 face value Series B Convertible Preferred Stock. This amount totaled $79,000 for second quarter 1995 and $67,000 in 1994. The annual dividend is $320,000, payable quarterly.

Miscellaneous

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

     The Company has in the past engaged, and may in the future engage, in hedging transactions (transactions in which a portion of the Company's future oil and/or gas production is sold into the futures market) when management believes it is in the Company's interest to do so. Such transactions "lock-in" prices, thus protecting against future price downturns, but they also limit the Company's ability to benefit from future price increases.

     Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

     When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the plethora of regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs are required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Until then, drilling operations are expected to be a net drain on working capital, not a contributor. Management believes that the ultimate result of the drilling activities, which are primarily aimed at oil production, will be to increase cash flow, thereby improving its working capital position and increasing liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, the sales from successful drilling activities are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)    Exhibits:

       None.

(b)    Reports on Form 8-K:

During second quarter 1995, the Company filed a Periodic Report of Form 8-K dated June 30, 1995. The Report related to an "Item 5.
Other Events" matter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

MALLON RESOURCES CORPORATION


Date:     August 14, 1995       By: /s/ Roy K. Ross
                                    Roy K. Ross
                                    Executive Vice President


Date:     August 14, 1995       By: /s/ Duane C. Knight, Jr.
                                    Duane C. Knight, Jr.
                                    Treasurer