Form 10-Q
period 1995-09-30
MALLON RESOURCES CORP
filed 1995-11-16
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               Form 10-Q


(Mark One)
[X]     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

                                - or -

[  ]      Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from _____________ to _________________.

                     Commission File No. 0-17267

                     MALLON RESOURCES CORPORATION
        (Exact name of registrant as specified in its charter)


          COLORADO                         84-1095959
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organization)

                     999 18th Street, Suite 1700
                       Denver, Colorado  80202
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

               YES [X]                    NO [  ]

As of November 8, 1995:
    7,799,658 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock
        (convertible into 1,113,173 shares of Common Stock) were outstanding; and
    400,000 shares of Registrant's Series B Preferred Stock
       (convertible into 951,781 shares of Common Stock) were outstanding.



MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
___________


ASSETS

                                                         December 31, September 30,
                                                            1994          1995
Current assets:
    Cash and cash equivalents.........................   $   88,000 $ 1,255,000
    Accounts receivable, with no allowance for doubtful accounts:
        Joint interest participants...................      490,000     452,000
        Related parties...............................       15,000      33,000
        Oil and gas sales.............................      551,000     544,000
        Other.........................................       79,000      19,000
    Inventories.......................................       30,000      49,000
    Other.............................................       89,000     158,000
            Total current assets......................    1,342,000   2,510,000

Property and equipment:
    Oil and gas properties, under full cost method....   41,127,000  43,522,000
    Mining properties and equipment...................    4,888,000   5,648,000
    Other equipment...................................      375,000     527,000
                                                         46,390,000  49,697,000
    Less accumulated depreciation, depletion and
        amortization..................................  (19,834,000)(21,542,000)
                                                         26,556,000  28,155,000

Notes receivable, related parties....................        43,000      61,000

Other, net...........................................       285,000     163,000

Total Assets.........................................   $28,226,000 $30,889,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligation......   $       --  $   22,000
    Trade accounts payable...........................    2,253,000   1,965,000
    Undistributed revenue............................      584,000     442,000
    Drilling advances................................      207,000     117,000
    Accrued taxes and expenses.......................       62,000      77,000
            Total current liabilities................    3,106,000   2,623,000

Long-term debt.......................................           --   9,301,000
Capital lease obligation, net of current portion.....           --      41,000
Drilling advances....................................      315,000     315,000
Deferred revenues....................................    7,452,000          --
            Total liabilities........................   10,873,000  12,280,000

Contingency (Note 7).................................           --          --

Minority interest....................................           --   2,278,000

Stockholders' equity:
    Series A Convertible Preferred Stock, $0.01 par value,
        1,467,890 shares authorized, 1,100,918 shares
        issued and outstanding, liquidation preference
        $6,000,000...................................    5,730,000    5,730,000
    Series B Convertible Preferred Stock, $0.01 par
       value, 500,000 shares authorized, 400,000
       shares issued and outstanding, liquidation
       preference $4,000,000.........................    3,774,000    3,774,000
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,597,725 and 7,799,658
       shares issued and outstanding, respectively...       77,000       78,000
    Additional paid in capital.......................   38,727,000   38,798,000
    Accumulated deficit..............................  (30,955,000) (32,049,000)
           Total stockholders' equity................   17,353,000   16,331,000

Total Liabilities and Stockholders' Equity........... $ 28,226,000 $ 30,889,000

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                         ___________

                                                 For the Nine Months      For the Three Months
                                                 Ended September 30,      Ended September 30,
                                                  1994         1995         1994        1995
Revenues:
    Oil and gas sales......................... $1,980,000  $ 2,348,000  $  979,000  $  830,000
    Deferred revenue amortization.............  1,485,000    1,420,000     353,000     335,000
    Operating service revenue.................    135,000      131,000      40,000      44,000
    Interest and other........................     64,000       82,000      25,000      43,000
    Gain on termination of volumetric
       production payment.....................        --       446,000         --     446,000
                                               3,664,000     4,427,000   1,397,000   1,698,000

Costs and expenses:
    Oil and gas production...................  1,469,000     1,406,000     495,000     402,000
    Mine operating and administrative expenses.  116,000       361,000      36,000     114,000
    Depletion, depreciation and amortization.. 1,126,000     1,758,000     549,000     525,000
    General and administrative................ 1,255,000     1,453,000     493,000     471,000
    Interest and other........................   125,000       199,000      9,000       88,000
                                               4,091,000     5,177,000  1,582,000    1,600,000

Operating income (loss)......................   (427,000)     (750,000)  (185,000)      98,000
Extraordinary item - loss on early retirement
    of debt..................................         --      (344,000)       --     (344,000)
Net loss before dividends....................   (427,000)   (1,094,000)  (185,000)   (246,000)
Dividends on preferred stock.................   (147,000)     (239,000)   (80,000)    (81,000)
Net loss available to common stockholders.... $ (574,000)  $(1,333,000) $(265,000)  $(327,000)

Net loss per share before extraordinary item. $    (0.06)  $     (0.10) $   (0.02)  $   0.01

Extraordinary item - loss on retirement of
    debt per share........................... $       --   $     (0.04) $     --  $  (0.04)

Net loss available to common stockholders'
    per share................................ $     (0.08)  $     (0.17) $  (0.04) $  (0.04)

Weighted average shares outstanding..........   7,661,000     7,782,000  7,671,000  7,795,000

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                        For the Nine Months
                                                        Ended September 30,
                                                         1994         1995
Cash flows from operating activities:
    Net loss........................................ $  (427,000) $(1,094,000)
    Adjustments to reconcile net loss to net cash from operations:
        Amortization of deferred revenues...........  (1,485,000)  (1,420,000)
        Depletion, depreciation, and amortization...   1,126,000    1,758,000
        Stock issued for compensation...............       7,000       37,000
        Termination of volumetric production payment..        --   (5,586,000)
        Gain on termination of volumetric production
           payment...................................         --     (446,000)
        Loss on early retirement of debt.............         --      219,000
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable..................   (485,000)      87,000
                Inventory and other assets...........   (182,000)     (73,000)
            Increase (decrease) in:
                Accounts payable and undistributed
                   revenue...........................    706,000     (430,000)
                Accrued taxes and expenses...........     46,000       15,000
                Volumetric production payment........   (276,000)          --
                Drilling advances......................   (2,000)     (90,000)
            Net cash used in operating activities...... (972,000)  (7,023,000)

Cash flows from investing activities:
    Increase in notes receivable, related parties..           --       (18,000)
    Additions to property and equipment..........     (1,428,000)   (3,132,000)
            Net cash used in investing activities..   (1,428,000)   (3,150,000)

Cash flows from financing activities:
    Net proceeds from long-term debt...............           --     11,801,000
    Payments on long-term debt.....................   (2,075,000)    (2,500,000)
    Net proceeds from sale of preferred stock......    3,790,000             --
    Net proceeds from sale of subsidiary's preferred
       stock.......................................           --      2,278,000
    Payments of preferred dividends................     (147,000)      (239,000)
            Net cash provided by financing activities  1,568,000     11,340,000

Net increase (decrease) in cash and cash equivalents    (832,000)     1,167,000

Cash and cash equivalents, beginning of period           964,000         88,000

Cash and cash equivalents, end of period              $  132,000     $1,255,000

Supplemental cash flow information:
    Cash paid for interest........................    $   94,000     $  191,000
    Cash paid for income taxes....................    $       --     $       --
    Non-cash transactions:
        Issuance of common stock in exchange for:
            Property and equipment................    $  300,000     $  112,000
            Loan origination fee..................    $       --     $  112,000
        Issuance of warrants for loan origination fee $       --     $   50,000
        Capital lease transaction.................    $       --     $   63,000

The accompanying notes are an integral part of these consolidated financial statements.

           MALLON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                            ___________

Note 1.  GENERAL

     Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna Gold," which was formerly known as Mallon Minerals Corporation) and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly owned subsidiary of the Company. At December 31, 1994, Laguna Gold was also a wholly owned subsidiary. In 1995, the Company privately placed a 20% equity stake in Laguna Gold with third party investors. All of the Company's business activities are conducted through these two subsidiaries. Although consolidated for financial reporting purposes, the operations of the Company's two subsidiaries are separate and distinct.

     The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-
Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. Certain amounts from 1994 have been reclassified to conform to the 1995 presentation. Such reclassifications had no effect on net income. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  OIL AND GAS PROPERTIES

     The Company's oil and gas activities are conducted in the United States.

     Depletion of oil and gas property costs was $3.37 and $5.45 per equivalent barrel of production for the nine months ended September 30, 1994 and 1995, respectively. The increase was a result of increased production relative to a decrease in yearend 1994 reserves.

Capitalized Costs Relating to Oil and Gas Activities:

                                               September 30,
                                            1994           1995

    Oil and gas properties...........   $ 40,507,000  $ 43,522,000
    Accumulated depreciation, depletion
       and amortization..............    (17,225,000)  (20,658,000)

                                        $ 23,282,000  $ 22,395,000

     The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                                Nine Months Ended
                                                 September 30,
                                               1994        1995

    Property acquisition costs.....         $  638,000  $  119,000
    Development costs..............          1,083,000   2,340,000
    Full cost pool credits.........            (99,000)    (64,000)

                                            $1,622,000 $ 2,275,000

Results of Operations from Oil and Gas Producing Activities:

                                    Nine Months Ended September 30,
                                             1994          1995

    Oil and gas sales.................   $ 1,980,000   $ 2,348,000
    Deferred revenue amortization.....     1,485,000     1,420,000
    Lease operating expense...........    (1,469,000)   (1,406,000)
    Depletion expense.................    (1,048,000)   (1,646,000)
    Results of operations - from producing
         activities (excluding corporate
         overhead, interest, and income
         taxes).......................   $   948,000   $   716,000

Estimated Quantities of Proved Oil and Gas Reserves:

     Set forth below is a summary of the quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm as of December
31, 1994. All of the Company's reserves are located in the continental United States.

                                                Oil          Gas
                                               (BBLS)       (MCF)

     Total proved reserves, December 31, 1994 1,706,000  19,232,000

     Proved developed reserves,
        December 31, 1994                       973,000  14,671,000

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production, particularly as to natural gas, and timing of development expenditures. Such estimates involve the use of judgments which may not be realized due to curtailment, shut-in conditions and other factors which cannot be forecast in advance. The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Note 3.  DERIVATIVES

     In November 1995, the Company entered into a "collar" hedging transaction with an independent crude oil buyer covering 12,000 barrels per month of its oil production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for light sweet crude oil as quoted on the New York Mercantile Exchange (NYMEX) is less than $16.50 per barrel, the Company will receive the difference between $16.50 and the average settlement price for that month for the 12,000 barrels subject to the collar agreement. If the average settlement price exceeds $18.00 per barrel, the Company will pay the difference between $18.00 and such average price on the 12,000 barrels.

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTUs per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for gas as quoted on the NYMEX is less than $1.70, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTUs subject to the floor agreement.

Note 4.  MINERAL PROPERTIES

     The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica. The net book value of the mineral properties and equipment was approximately $5,006,000 at September 30, 1995. The Company, through its subsidiary Laguna Gold, has the rights to exploration and exploitation concessions covering approximately 45,000 acres. A 2% gross royalty on production is reserved for the government of Costa Rica. An unrelated mining company owns a 5% net profits interest.

Note 5.  LONG-TERM DEBT

     On February 15, 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line of credit bore interest at 11%, which was due and payable monthly.

     On August 24, 1995, the Company established a $15,000,000 revolving line of credit facility with a commercial bank (the
"Facility").  The significant terms of the Facility are as follows:

- Initial borrowing base under the Facility is $10,000,000, subject to redetermination every six months;

- Interest rate on the Facility is the London Interbank Offered Rate (LIBOR), plus 2.5% (8.375% at September 30, 1995);

- The Facility requires interest-only payments for two years, converting to a three-year term note thereafter;

- As part of the fee for the Facility, the Company issued warrants to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share (the warrants were valued at $0.50 each);

- The Facility is collateralized by substantially all of the Company's oil and gas properties; and

- The Company is obligated to maintain certain financial and other covenants.

     The proceeds of the Facility were used to retire the Company's existing $2,500,000 line of credit and to terminate its volumetric production payment (see Note 6). The Company paid a $125,000 prepayment penalty in order to retire the line of credit, and such amount is included in the $344,000 extraordinary loss on debt extinguishment.

Note 6.  DEFERRED REVENUE

     In connection with the Company's September 30, 1993 acquisition of producing oil and gas properties, the Company sold a volumetric production payment burdening the Company's interest in the acquired properties for net proceeds of $10,002,000. The production payment covered approximately 4,354,000 MMBTU of natural gas at an average price of $1.65 and 215 MBbls barrels of oil at an average price of $13.01 per barrel to be delivered over eight years. The Company was responsible for production costs associated with operating the properties subject to the production payment agreement. The amount received was recorded as deferred revenue. The volumetric production payment was terminated by the Company's payment of $5,586,000 in August 1995. This settlement resulted in a $446,000 gain to the Company.

Note 7.  CONTINGENCY

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

Note 8.  CAPITAL

     In January 1995, the Company issued 56,000 shares of its common stock to an individual who is a partner in the same law firm as one of the Company's directors. The Company recorded the stock at $112,000, the market price of the stock on the date of grant.
In 1995, an additional $32,000 was paid to this same individual as additional compensation.

     In lieu of cash loan origination fees, the Company issued 60,000 shares of its common stock to the investors providing the $2,500,000 line of credit. The issuance of these shares was recorded at the market price of the stock on the date of grant, a total of $112,000. The unamortized portion of these in-lieu-of loan origination fees was written off in conjunction with the Company's extinguishment of its $2,500,000 line of credit and is included in the $344,000 extraordinary loss on debt extinguishment.

     During the nine months ended September 30, 1995, an employee exercised options for 5,000 shares of the Company's common stock at $.01 per share. The options were granted in a previous year under the Company's equity participation plan.

     During the nine months ended September 30, 1995, a total of 6,155 shares were issued under the Company's Stock Compensation
Plan for outside directors.

     Effective June 30, 1995, Laguna Gold privately placed 25,000 shares of its Series A Convertible Preferred Stock for $2,500,000. After underwriting discounts, offering expenses and other costs, net proceeds of approximately $2,278,000 were realized. The shares of Series A Convertible Preferred Stock are convertible into 20% of Laguna Gold's common stock. The net effect of this sale is that the Company will retain an 80% equity stake in Laguna Gold, with a 20% interest held by the new investors. Each share of Series A Convertible Preferred Stock can be converted into 100 shares of Laguna Gold $.01 par value common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock. Each share of Series A Convertible Preferred Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February 15, 2000.

Note 9.  INCOME TAXES

     The Company incurred a loss for both book and tax purposes for the nine months ended September 30, 1994 and 1995. There is no income tax benefit (expense) for the nine months ended
September 30, 1994 or 1995.

     At December 31, 1994, the Company's remaining net operating loss ("NOL") carryforward was approximately $7,000,000 which will begin to expire in 2005. This tax loss carryforward is in addition to net operating losses arising from the operations of Laguna Gold prior to 1989 which can be utilized only to the extent of future taxable income of Laguna Gold, but limited to consolidated taxable income or 100% valuation allowance.

     Under the Internal Revenue Code, the Company generally would be entitled to reduce its future federal income tax liabilities by carrying the unused NOL forward for a period of 15 years to offset its future income taxes.

Note 10.  RELATED PARTY TRANSACTIONS

     The accounts receivable from related parties partially consists of joint interest billings to directors, officers, stockholders, employees and affiliated entities for drilling and operating costs incurred on oil and gas properties in which these related parties participate with Mallon Oil as working interest owners. These amounts will generally be settled in the ordinary course of business without interest.

     Notes receivable of $43,000 and $61,000 at December 31, 1994 and September 30, 1995, respectively, consist of loans to employees, which bear interest at prime plus 2%.

     Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock. As of December 31, 1994 and September 30, 1995, the Company had payables to the related company of $24,000 and $7,000, respectively, which are included in accounts payable on the accompanying consolidated balance sheets.

     A company that owns an interest in Laguna Gold's mining property is owned by an individual who owns, beneficially, in excess of 5% of the Company's common stock. The Company has (payables to) receivables from the stockholder of ($9,000) and $38,000 as of December 31, 1994 and September 30, 1995, respectively, which are included in joint interest receivables on the accompanying consolidated balance sheets.

     During the nine months ended September 30, 1995, the Company recorded legal fees of $112,000 to a law firm of which a director of the Company is a senior partner. That firm also represented the Company in connection with litigation that was resolved in May 1995. In January 1995, 56,000 shares of the Company's common stock valued at $112,000 were issued to a member of the firm in exchange of property and equipment. Also, fees of $32,000 were paid to this individual.

     The Company has a consulting agreement with an investment banking firm in which a director of the Company is a partner. The agreement requires payments of $240,000 in 1995, of which $180,000 was recorded in the nine months ended September 30, 1995.

     In February 1995, the Company entered into a Loan Agreement establishing a $2,500,000 line of credit facility with three entities, two of which are affiliates of an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock. This line of credit was retired in August 1995.

     Two entities affiliated with an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock purchased an aggregate 15% equity stake in Laguna Gold by their purchase of shares of the Laguna Gold Company Series A
Convertible Preferred Stock.

     See Note 7 for additional related party transactions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1995 Summary

     The Company's third quarter 1995 results reflect improvement in several key areas:

- The Company had operating income of $98,000 for the quarter, a $283,000 improvement compared to third quarter 1994

-     Oil production increased 22% over third quarter 1994

-     Working capital improved by $1,626,000 since yearend 1994

- The Company established a $15 million line of credit with a commercial bank

     Despite the progress made, three factors combined to generate a loss for the quarter: first, gas sales suffered from lower gas production and low gas prices; second, increased mining expenses were incurred; and third, interest expense increased on the Company's lines of credit.

Liquidity, Capital Resources and Capital Expenditures

     The Company's working capital deficit as of September 30, 1995 was $113,000 compared to the working capital deficit of $1,764,000 at December 31, 1994. The working capital improvement was largely attributable to the sale of Laguna Gold Company Series A Convertible Preferred Stock. This transaction provided the Company with net proceeds of $2,278,000 in working capital to fund the operations of Laguna Gold. As a result, cash balances increased by $1,167,000. Also, the Company's line of credit facilities enabled the Company to reduce accounts payable. Accounts payable, undistributed revenue and drilling advances decreased by $520,000 as the Company used its line of credit facilities to reduce these balances.

     On August 24, 1995, the Company refinanced its existing debt by establishing a $15 million revolving line of credit facility (the "Facility") with Hong Kong Shanghai Bank Corp. By (i) lowering borrowing costs, (ii) eliminating the Company's production payment obligations and thereby freeing up cash flows, and (iii) providing
2 years of "interest-only" debt service obligations, the Facility is expected to enhance the Company's working capital and general financial condition. The significant terms of the refinancing are as follows:

The Company's volumetric production payment was terminated;

-    The Company's existing $2,500,000 line of credit was retired;

- The initial borrowing base under the Facility was $10,000,000, subject to redetermination every six months;

-     The interest rate on the Facility is the London Interbank
Offered Rate (LIBOR), plus 2.5%;

- The Facility requires interest-only payments for two years, converting to a three-year term note thereafter;

- As part of the fee for the Facility, the Company issued warrants valued at $0.50 per warrant to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share;

- The Facility is collateralized by substantially all of the Company's oil and gas properties; and

- The Company is obligated to maintain certain financial and other covenants.

The remaining proceeds available under the Facility are intended to fund the Company's oil and gas drilling operations and to provide working capital.

     With these important financial arrangements in place, the key to the long-term resolution of the Company's working capital situation is its drilling programs. From January 1, 1995 through September 30, 1995, the Company drilled 8 wells and capitalized, net to its working interest, and expended approximately $2,395,000 for the drilling program. Such operations inevitably have an initial negative impact as development expenditures are incurred.

     In addition to its drilling program, the Company is also farming out non-core properties or properties with a higher risk profile than the Company is willing to accept. The Company has had one well completed under such an arrangement, and production on this well started in August.

     Additional drilling, and any acquisitions, would require additional capital. Beyond the Facility, the source of any such additional capital is not yet known, nor are any acquisitions arranged. If an acquisition is contracted, the Company would expect to finance it with a combination of debt and equity capital, although the details of such financing cannot be predicted at this time.

     As with its oil and gas operations, the Company is exploring alternatives to realize the value of its mining properties. The Company has engaged an engineering firm (The Winters Group of Tucson, Arizona) to prepare a bankable feasibility study for commercial development of Rio Chiquito. No assurance can be given that the Company will be able to raise its share of any capital required related to this undertaking. However, the Company, in a private placement, sold shares of Laguna Gold Series A Convertible Preferred Stock representing a 20% equity stake in Laguna Gold.
The proceeds are being spent for additional core drilling to expand mineable reserves, for preparation of the bankable feasibility study, and for day-to-day operations.

     The Company used net cash for operating activities of $7,023,000 in the nine months ended September 30, 1995 compared to $972,000 in the first three quarters of 1994. Noncash adjustments included depletion, depreciation and amortization of $1,758,000 and $1,126,000 in 1995 and 1994, respectively. Amortization of deferred revenues of $1,420,000 in 1995 and $1,485,000 in 1994 also adjusted cash flows from operating activities. Other noncash adjustments are the $219,000 loss on early retirement of debt and a gain on the termination of the Company's volumetric production payment of $446,000. Other non-cash expenses were $37,000 and $7,000, in 1995 and 1994, respectively. A net loss of $1,094,000 was incurred in 1995, $667,000 more than the loss of $427,000 experienced during 1994. Significantly reducing cash flows from operations was the $5,586,000 payment to terminate the volumetric production payment. A decrease in current liabilities of $505,000 in 1995 and an increase of $474,000 in 1994 impacted cash flows from operating activities. Accounts payable and accrued expenses increased in 1994 directly as a result of the significant costs incurred in drilling and development activities. The decrease in 1995 was due to the application of amounts available under the Company's line of credit facility to pay down accounts payable.

     Cash flows used in investing activities for additions to property and equipment were $3,132,000 and $1,428,000 in 1995 and 1994, respectively. The Company's 1995 development drilling activities incurred significantly more costs than did the production enhancement activities in 1994.

     Financing activities netted cash flows of $11,340,000 in 1995 compared to $1,568,000 in 1994. Borrowings of $2,500,000 under the initial line of credit and $9,301,000 under the new Facility were significant financing activities during 1995. Cash proceeds, after related expenses, on the sale of the Laguna Gold Company Series A Convertible Preferred Stock contributed $2,278,000. Payment of $2,500,000 on its initial line of credit used cash flows. In 1994, $2,075,000 of the $3,790,000 of net proceeds from the sale of the Company's Series B Convertible Preferred Stock were used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Convertible Preferred Stock totaled $239,000 in the nine months ended September 30, 1995 and $147,000 in the nine months ended September 30, 1994.

     The above factors contributed to an increase in cash of $1,167,000 in 1995 compared to a decrease of $832,000 in 1994.

Results of Operations

Nine Months Ended September 30, 1995 Compared to September 30, 1994

     The following table summarizes the results of operations from oil and gas activity for the nine months ended September 30:

                                              1994*        1995*

     Gas revenues......................     $1,874,000   $1,549,000
     Gas production (mcf)..............      1,205,000    1,000,000
     Average price per mcf.............          $1.56        $1.55

     Oil revenues......................     $1,591,000   $2,219,000
     Oil production (bbl)..............        110,000      135,000
     Average price per bbl.............         $14.46       $16.43

     Total oil and gas revenues........     $3,465,000   $3,768,000

     Production and operating costs per BOE      $4.72        $4.66

     Depletion and amortization per BOE          $3.37        $5.45
_______________________
     * Includes 566,000 mcf and 39,000 bbls in 1994 and 692,000 mcf and 26,000 bbls in 1995 delivered pursuant to the terms of the volumetric production payment agreement. Included in total revenues for 1994 and 1995 is $1,485,000 and $1,420,000, respectively, from the amortization of the Company's deferred revenues.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the first nine months of 1995 to $2,348,000 from $1,980,000 in 1994, representing a $368,000 (19%) increase. This increase is due primarily to the production enhancement activities completed in 1994 and the Company's development drilling program in 1995. Higher oil prices also contributed to the increased sales. Oil production net to Mallon after deliveries required by the volumetric production payment increased by 38,000 barrels (54%). Average oil prices, not including the deferred revenue amortization, increased $1.97 per barrel (14%) over the same period in 1994. Gas production net to Mallon after deliveries required by the volumetric production payment decreased by 331,000 mcf (52%). In 1994, enhancement operations provided "flush" or high initial production immediately following the enhancement work. In addition to the declines from these high levels last year, normal production declines contributed to the decrease in gas sales from 1994 to 1995. Gas prices continue at a low level, averaging $1.55 in the nine months ended September 30, 1995, a $0.01 decrease (1%) from the prior year average of $1.56. Due to these low gas prices, the Company has concentrated on oil production.

     The Company recognized a gain on the termination of its volumetric production payment. The difference between the unamortized balance of deferred revenue as of August 24, 1995 ($6,032,000) and the cash paid to terminate its obligation ($5,586,000) resulted in a $446,000 gain.

     Lease operating expense per equivalent barrel averaged $4.66 in the first nine months of 1995 compared to $4.72 during the first nine months of 1994. The decrease of $0.06 (1%), occurred despite the fact that operating costs on the recently drilled wells are initially high, primarily due to high salt water disposal costs. In August 1995, the Company converted one of its wells to a disposal well, which will reduce this expense and improve profitability. Also, for several days in August, certain new wells were shut-in for testing which reduced production and increased expenses. Further, as production decreases (as is the case with "flush" production described earlier) and operating expenses remain constant, the effective rate per barrel of oil equivalent will increase. The Company is constantly working to improve operations and decrease operating expense, and management intends to decrease the per barrel expense. The Company incurred all costs related to the production and delivery of the volumetric production payment quantities.

     Depletion and amortization increased to $5.45 per barrel of oil equivalent for the first nine months of 1995, up $2.08 (62%) from $3.37 in 1994. The increase is the result of production increases and a decline in the underlying reserve base, which declined from December 31, 1993 to December 31, 1994 as a result of low yearend 1994 gas prices and a significant downward revision to one of the Company's major properties. The calculation of depletion expense is based on the Company's year-end 1994 reserve report and all of its current production.

     There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Costs related to the mining operation were $361,000 in the nine months ended September
30, 1995 compared to $116,000 in the nine months ended September
30, 1994, a $245,000 increase (211%). As a result of the increased activity described above, expenses were significantly higher in the third quarter 1995. Expenses incurred in this year, not incurred in 1994, include salaries and expenses for a trenching and mapping program, a core drilling program, preparation of a bankable feasibility study and salary for an officer hired effective January
1, 1995 to supervise the core drilling program and oversee the preparation of the bankable feasibility study. Increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program, and travel related to the equity offering also contributed to higher mining expenses. The increase in mining expenses will continue throughout 1995 and into 1996, and will impede the Company's ability to generate a profit.

     Interest and other expense of $199,000 was up $74,000 (59%) in the first nine months of 1995 from $125,000 in the first nine months of 1994. Interest on the Company's lines of credit accounts for the 1995 interest expense while 1994 interest expense was incurred on the net profits interest through April 1994. As a result of its recently completed financing transaction, interest expense will increase significantly.

     Total general and administrative costs were $1,453,000 for first nine months of 1995, an increase of $198,000 (16%) over general and administrative expenses of $1,255,000 for the first nine months of 1994. Salaries were higher in 1995 than in 1994 as two officers were hired effective April 1, 1994. Their salaries and related expenses were included in the first quarter of this year, but not in 1994. Travel and related expenses were high because of expenditures incurred pursuing the Laguna Gold private placement and for travel related to the line of credit transaction, and as a result of the new mining personnel traveling to Costa Rica to familiarize themselves with the existing operation.

     As a result of the early retirement of its line of credit, the Company expensed the unamortized balance of the loan origination fee associated with the line, and paid a $125,000 prepayment penalty. These two items created a $344,000 extraordinary loss on early retirement of debt.

     The Company paid the 8% dividend on its $4,000,000 face value Series B Stock. This amount totaled $239,000 in 1995 and $147,000 for the period from April 16, 1994 to September 30, 1994. The dividend is payable quarterly and will total approximately $80,000 per quarter in the future.

Three Months Ended September 30, 1995 Compared to September 30,
1994

     The following table summarizes the results of operations from oil and gas operations for the three months ended September 30:

                                               1994*        1995*

     Gas revenues.......................    $  764,000   $  429,000
     Gas production (mcf)...............       514,000      259,000
     Average price per mcf..............         $1.49        $1.66

     Oil revenues.......................    $  568,000   $  736,000
     Oil production (bbl)...............        36,000       46,000
     Average price per bbl..............        $15.78       $16.00

     Total oil and gas revenues.........    $1,332,000   $1,165,000

     Production and operating costs per BOE      $4.06        $4.52

     Depletion per BOE.................          $4.14        $5.50
_____________________
     * Includes 78,000 mcf and 12,000 bbls in 1994 and 172,000 mcf and 6,000 bbls in 1995 delivered pursuant to the terms of the volumetric production payment agreement. Included in total revenues for 1994 and 1995 is $353,000 and $335,000, respectively, from the amortization of the Company's deferred revenues.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, second quarter 1995 oil and gas sales were $830,000 compared to $979,000 in 1994, representing a $149,000 (18%) decrease. Oil production net to the Company after deliveries required by the Company's volumetric production payment increased by 16,000 barrels (67%). The significant increase in oil production is a direct result of the Company's development drilling program. Average oil prices, not including the deferred revenue amortization were almost the same as in 1994. Gas production net to Mallon after deliveries required by the volumetric production payment decreased by 349,000 mcf (80%). In 1994, enhancement operations provided "flush" or high initial production immediately following the enhancement work. In addition to the declines from these high levels last year, normal production declines contributed to the decrease in production from third quarter 1994 to third quarter 1995. Additionally in 1995, three wells requiring remedial work had abnormal production declines.

     The Company recognized a gain on the termination of its volumetric production payment. The difference between the unamortized balance of deferred revenues as of August 24, 1995 ($6,032,000) and the cash paid to terminate its obligation ($5,586,000) resulted in a $446,000 gain.

     Lease operating expense per equivalent barrel averaged $4.52 in the third quarter of 1995 compared to $4.06 during the third quarter of 1994. The increase of $0.46 (11%), is due primarily to operating costs on the recently drilled wells, which are initially high primarily due to high salt water disposal costs. In August 1995, the Company converted one of its wells to a disposal well, which will reduce this expense and improve profitability. Also, for several days in August, certain new wells were shut in for testing which reduced production and increased expenses. Further, as production decreased (as is the case with "flush" production described earlier) and operating expenses remain constant, the effective rate per barrel of oil equivalent will increase. The Company is constantly working to improve operations and decrease operating expense, and management intends to decrease the per barrel expense. The Company incurred all costs related to the production and delivery of the volumetric production payment quantities.

     Depletion increased to $5.50 barrel of oil equivalent for 1995, up from $4.14 in 1994. The increase of $1.36 (33%) reflects an increase in production and a decline in the underlying reserve base, which declined from December 31, 1993 to December 31, 1994 as a result of low yearend 1994 gas prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties.

     There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Costs related to the mining operation were $114,000 in third quarter 1995 and $36,000 in third quarter 1994, a $78,000 (217%) increase. Expenses incurred in 1995, not incurred in 1994, include salaries and expenses for a trenching and mapping program, a core drilling program, preparation of a bankable feasibility study and salary for an officer hired effective January 1, 1995. Increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program also contributed to higher mining expenses. The increase in mining expenses will continue throughout 1995, and impede the Company's ability to generate a profit.

     Interest and other expense of $88,000 was up by $79,000 in 1995 compared to $9,000 in 1994 as the Company incurred interest at 11% on its $2,500,000 line of credit retired August 24, 1995 and at 8.375% on its new Facility in 1995.

     Total general and administrative costs were $471,000 in 1995, a decrease of $22,000 (5%) over the $493,000 for 1994. Recorded in third quarter 1995 and not in third quarter 1994 are consulting fees of $30,000 pursuant to the Company's consulting agreement with an investment banking firm. Otherwise, the Company has made a concentrated effort to reduce general and administrative expenses.

     As a result of the early retirement of its line of credit, the Company expensed the unamortized balance of the loan origination fee associated with the line, and paid a $125,000 prepayment penalty. These two items created a $344,000 loss on early retirement of debt.

     The Company paid the 8% dividend on its $4,000,000 face value Series B Convertible Preferred Stock. This amount totaled $81,000 for third quarter 1995 and $80,000 in 1994. The annual dividend is $320,000, payable quarterly.

Miscellaneous

     At December 31, 1994, the Company had a NOL carryforward of approximately $7,000,000, which will begin to expire in 2005. The amount and availability of an NOL carryforward is subject to a variety of interpretations and restrictions. Under a provision of the Internal Revenue Code, a corporation's ability to utilize an NOL carryforward to offset income following an "ownership change" is limited. If an ownership change occurs, the ability of the Company to use its NOL carryforward will be limited so that a portion of the Company's NOL carryforward will not be available to offset the Company's taxable income in a particular year. Management is not aware of any such ownership change.

     In November 1995, the Company entered into a "collar" hedging transaction with an independent crude oil buyer covering 12,000 barrels per month of its oil production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for light sweet crude oil as quoted on the New York Mercantile Exchange (NYMEX) is less than $16.50 per barrel, the Company will receive the difference between $16.50 and the average settlement price for that month for the 12,000 barrels subject to the collar agreement. If the average settlement price exceeds $18.00 per barrel, the Company will pay the difference between $18.00 and such average price on the 12,000 barrels.

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTUs per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the prime for gas as quoted on the NYMEX is less than $1.70 on 30,000 MMBTUs, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTU's subject to the floor agreement.

     Inflation has not historically had a material impact on the Company's consolidated financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

     When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the plethora of regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs are required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Until then, drilling operations are expected to be a net drain on working capital, not a contributor. Management believes that the ultimate result of the drilling activities, which are primarily aimed at oil production, will be to increase cash flows, thereby improving its working capital position and increasing liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, the sales from successful drilling activities are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital.

                           PART II

                      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)     Exhibits:
        None.

(b)     Reports on Form 8-K:
        During third quarter 1995, the Company filed a Periodic
Report of Form 8-K dated August 24, 1995. The Report related to an "Item 5. Other Events" matter.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

                 MALLON RESOURCES CORPORATION


Date:  November 14, 1995        By:  /s/ Roy K. Ross
                                     Roy K. Ross
                                     Executive Vice President

Date:  November 14, 1995        By:  /s/ Duane C. Knight, Jr.
                                     Duane C. Knight, Jr.
                                     Treasurer