Form 10-Q/A
period 1994-06-30
MALLON RESOURCES CORP
filed 1996-04-01
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                            Form 10-Q/A


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994.

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

     YES [X]                                 NO [  ]

As of August 12, 1994:
    7,670,503 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock
        (convertible into 1,113,173 shares of Common Stock) were outstanding; and
    400,000 shares of Registrant's Series B Mandatorily Redeemable
        Convertible Preferred Stock (convertible into 941,177 shares of Common Stock) were outstanding.

             MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                             ___________

                                        December 31,
                                           1993      June 30, 1994

                                 ASSETS
Current assets:
    Cash and cash equivalents          $   964,000   $   196,000
    Marketable securities                       --     1,000,000
    Accounts receivable, with no
       allowance for doubtful accounts:
          Joint interest participants      229,000       582,000
          Related parties                   13,000        10,000
          Oil/gas sales                    636,000       325,000
    Inventories                             24,000        32,000
    Other                                  111,000       107,000
          Total current assets           1,977,000     2,252,000

Property and equipment:
    Oil and gas properties, under
       full cost method                 38,885,000    39,936,000
    Mineral properties                   3,470,000     3,460,000
    Mining property and equipment        1,361,000     1,382,000
    Other equipment                        295,000       353,000
                                        44,011,000    45,131,000
    Less accumulated depreciation,
       depletion and impairment        (17,425,000)  (18,013,000)
                                        26,586,000    27,118,000

Other assets:
    Notes receivable, related parties       41,000        42,000
    Other, net                             169,000       251,000

Total Assets                          $ 28,773,000  $ 29,663,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion
       of long-term debt              $     10,000  $     10,000
    Trade accounts payable               1,354,000     1,580,000
    Deferred revenues and drilling
        advances                           103,000       103,000
    Accrued taxes and expenses              48,000       138,000
          Total current liabilities      1,515,000     1,831,000

Notes payable                               20,000        20,000

Drilling advances                          316,000       316,000

Net profits interest                     2,075,000            --

Deferred revenues                        9,818,000     8,686,000

Series B Mandatorily Redeemable Convertible
    Preferred Stock, $0.01 par value, 500,000
    shares authorized, $400,000 shares issued
    and outstanding, liquidation preference
    and mandatory redemption of $4,000,000      --     3,795,000

Stockholders' equity:
    Series A Preferred Stock, $0.01 par
       value, 1,467,890 shares authorized,
       1,100,918 shares issued and out-
       standing, liquidation preference
       $6,000,000                        5,730,000     5,730,000
    Common Stock, $0.01 par value,
       25,000,000 shares authorized;
       7,597,725 and 7,670,503 shares
       issued and outstanding, respectively 76,000        77,000
    Additional paid-in capital          38,547,000    38,774,000
                                        44,353,000    44,581,000
    Accumulated deficit                (29,324,000)  (29,566,000)
          Total stockholders' equity    15,029,000    15,015,000

Total Liabilities and Stockholders'
    Equity                            $ 28,773,000  $ 29,663,000

The accompanying notes are an integral part of these consolidated financial statements.


             MALLON RESOURCES CORPORATION AND SUBSIDIARIES
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                            For the Six Months       For the Three Months
                                              Ended June 30,            Ended June 30,
                                             1993         1994        1993        1994
Revenues:
    Oil and gas sales                     $  690,000   $1,001,000   $ 347,000   $  374,000
    Deferred revenue amortization                 --    1,132,000          --      648,000
    Mining management fee                     81,000           --          --           --
    Operating service revenue                 74,000      201,000      37,000       96,000
    Interest and other                        29,000       39,000      27,000       17,000
                                             874,000    2,373,000     411,000    1,135,000

Costs and expenses:
    Oil and gas production                   344,000    1,080,000     165,000      528,000
    Mine operating expense                    72,000       80,000      35,000       33,000
    Depletion, depreciation and amortization 177,000      588,000      99,000      239,000
    General and administrative               553,000      762,000     290,000      392,000
    Interest and other                         4,000      105,000       2,000       24,000
                                           1,150,000    2,615,000     591,000    1,216,000

Net loss before dividends                   (276,000)    (242,000)   (180,000)     (81,000)

    Preferred stock dividends & accretion         --      (67,000)        --      (67,000)

Net loss available to common stockholders $ (276,000)  $ (309,000)  $(180,000)  $ (148,000)

Net loss per share of common stock        $    (0.06)  $    (0.04)  $    (.04)  $     (.02)

Weighted average shares outstanding        4,960,000    7,656,000   5,057,000     7,658,000

The accompanying notes are an integral part of these consolidated financial statements.

           MALLON RESOURCES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      For the Six Months
                                                         Ended June 30,
                                                       1993         1994
Cash flows from operating activities:
   Net loss                                        $  (276,000)  $  (242,000)
   Adjustments to reconcile net loss to
     net cash provided by operations:
        Amortization of deferred revenue                    --    (1,132,000)
        Depletion, depreciation and
          amortization                                 176,000       588,000
        Stock issued for compensation                   46,000        (5,000)
        Other                                               --        (1,000)
                                                       (54,000)     (792,000)
        Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                     (128,000)      (39,000)
              Inventory and other asset                (34,000)      (86,000)
          Increase (decrease) in:
              Accounts payable                          46,000       226,000
              Accrued taxes and expenses                44,000        90,000
              Deferred revenues and
                drilling advances                       (8,000)           --
         Net cash used in operating
            activities                                (134,000)     (601,000)

Cash flows from investing activities:
   Increase in notes receivable-related
      party                                             (7,000)           --
   Additions to property and equipment                (171,000)     (820,000)
   Purchase of marketable securities                        --    (1,000,000)
         Net cash used in investing
           activities                                 (178,000)   (1,820,000)

Cash flows from financing activities:
   Payments on long term debt                          (31,000)   (2,075,000)
   Net proceeds from sale of common stock              939,000            --
   Net proceeds from sale of preferred
      stock                                                 --     3,795,000
   Proceeds from stock options exercised               127,000            --
   Deferred offering costs                            (274,000)           --
   Payment of dividends                                     --       (67,000)
         Net cash provided by activities               761,000     1,653,000

Net increase (decrease) in cash and
   cash equivalents                                    449,000      (768,000)

Cash and cash equivalents,
    beginning of period                                223,000       964,000

Cash and cash equivalents,
    end of period                                  $   672,000   $   196,000

Supplemental cash flow information:
   Cash paid for interest                          $     1,000   $    94,000

   Cash paid for income taxes                      $        --   $       --

   Non-cash transactions:
     Issuance of common stock in exchange for:
        Acquisition of property and
           equipment                               $   216,000   $   300,000

The accompanying notes are an integral part of these consolidated financial statements.

           MALLON RESOURCES CORPORATION AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Note 1.  General

     General. The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     Change in Manner of Reserve Reporting. Commencing with this quarterly report, the Company has excluded from the Company's reported reserve quantities those reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments (see Note 5). Also, in the Company's consolidated statement of cash flows, the sale of the volumetric production payment and the amortization of the deferred revenue was moved from financing activities to operating activities. The Company's standardized measure of discounted future net cash flows will no longer include deferred revenues to be amortized as production and delivery of volumetric production payment quantities occurs in the future.
Nevertheless, all costs relating to the production and delivery of such reserves for which the Company is obligated, including income taxes, are included in such calculations. The changes can be summarized as follows:

                                      As Previously
                                       Presented at As Revised at
                                       December 31,  December 31,
                                           1993          1993
    Total proved oil reserves (bbls)     1,069,000       860,000
       Proved oil reserves (bbls)
          attributable to volumetric
          production payment                             209,000

    Total proved gas reserves (mcf)     25,909,000    22,334,000
       Proved gas reserves (mcf)
          attributable to volumetric
          production payment                           3,575,000

    Proved developed oil reserves (bbls)   811,000       602,000
       Proved developed oil reserves (bbls)
          attributable to volumetric
          production payment                             209,000

    Proved developed gas reserves (mcf) 21,573,000    17,999,000
       Proved gas reserves (mcf)
          attributable to volumetric
          production payment                           3,575,000

    Standardized measure of discounted
       future net cash flows           $23,907,000   $16,397,000

While the Company accepts that the foregoing treatment of volumetric production payment reserve is appropriate from an accounting presentation perspective, the Company believes that it would be misleading to exclude such reserves from presentations of the Company's reserves prepared for other purposes. Accordingly, the Company will continue its policy of clearly disclosing reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments.

     Change in Manner of Mandatorily Redeemable Convertible Preferred Stock Reporting - Commencing with this quarterly report, the Company has changed the accounting for its Mandatorily Redeemable Convertible Preferred Stock. The balance of the preferred stock has been reclassified from equity to a separate line item. Further, the Company is recording accretion for the difference between the net proceeds received and the mandatory redemption amount of $4,000,000.

Note 2.  Oil and Gas Properties

     The Company's oil and gas activities are conducted primarily in the United States.

     Depletion of oil and gas property costs were $2.41 and $2.98 per equivalent barrel of oil production for the six months ended
June 30, 1993 and 1994, respectively.

     On September 30, 1993, the Company closed the purchase of what was to the Company a significant amount of oil and gas properties. The operations of those properties have been included with the Company's accompanying consolidated statement of operations, beginning October 1, 1993.

Capitalized Costs Relating to Oil and Gas Activities:

                                              June 30,
                                         1993          1994
Oil and gas properties                $ 18,942,000  $ 39,936,000
Accumulated depreciation, depletion,
   amortization and impairment         (15,955,000)  (17,225,000)

                                      $  2,987,000  $ 22,711,000

     The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                        Six Months Ended June 30,
                                            1993        1994
Property acquisition costs                $ 97,000   $  508,000
Exploration costs                               --           --
Development costs                          177,000      640,000
Full cost pool credits                          --      (97,000)

                                          $274,000   $1,051,000

Results of Operations from Oil and Gas Producing Activities:

                                        Six Months Ended June 30,
                                            1993        1994
Oil and gas sales                        $ 690,000   $ 1,001,000
Deferred revenue amortization                   --     1,132,000
Lease operating expense                   (344,000)   (1,080,000)
Depreciation and depletion                (147,000)     (543,000)
Results of operations - from producing
   activities (excluding corporate
   overhead, interest and income taxes)  $ 199,000   $   510,000

Estimated Quantities of Proved Oil and Gas Reserves and
Discounted Future Net Cash Flows:

     Set forth below is a summary of the quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm for the year ended December 31, 1993. All of the Company's reserves are located in the continental United States.

                                             Oil          Gas
                                            (Bbls)       (Mcf)
Company proved reserves, December 31, 1993   860,000   22,334,000

Proved developed reserve attributable to
    the volumetric production payment        209,000    3,574,000

Company proved developed reserves,
    December 31, 1993                        602,000   17,999,000

    The Standardized Measure of Future Net Cash Flows was
$16,397,000 as of December 31, 1993 and does not include the estimated effects of $9,818,000 for the volumetric production payment discussed in Note 5.

     The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Note 3.  Mineral Properties

     The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica. The Company, through its wholly owned subsidiary Laguna Gold Company
(LGC), holds exploration and exploitation concessions covering approximately 45,000 acres. In order to achieve profitable operations, management believes that an additional capital investment is required for equipment and improvements. Such equipment and improvements would include additional mining equipment, installation of permanent electricity, and improvements to the processing facilities.

Note 4.  Net Profits Interest

     The net profits interest (the "NPI") sold to Enron in connection with the Company's September 1993 acquisition provided that 80% of the net revenues generated from the acquired properties (exclusive of production delivered in satisfaction of the production payment) were payable to Enron until such payments aggregated $1,998,000, plus interest thereon equal to 15% per annum. The Company recorded the NPI as a borrowing and accrued interest as incurred. Certain of the Company's obligations under the NPI were collateralized by liens on all of the acquired properties. The principal balance and accrued interest were paid in April 1994 and the NPI was retired.

Note 5.  Deferred Revenue

     In connection with the September 1993 acquisition, the Company sold a volumetric production payment from the Company's interest in the acquired properties for net proceeds of $10,002,000. The production payment covers approximately 4.3 MMBTU of natural gas at an average price of $1.98 per MMBTU and 215,000 barrels at an average price of $13.01 per barrel to be delivered over eight years. The Company is responsible for production costs associated with operating the properties subject to the production payment agreement. The amount received is recorded as deferred revenue. Annual amortization of deferred revenue, calculated on a units-of-production method and based on the scheduled deliveries under the production payment agreement, is as follows:

                                            Scheduled Deliveries
                               Annual      Natural Gas     Oil
                             Amortization   (MMBTU)      (Bbl)
    1994                      $2,366,000    1,057,000    48,000
    1995                       2,030,000      934,000    37,000
    1996                       1,485,000      676,000    28,000
    1997                       1,168,000      503,000    26,000
    1998                         943,000      386,000    23,000
    1999                         751,000      302,000    19,000
    2000                         611,000      246,000    16,000
    2001                         464,000      186,000    12,000

                              $9,818,000    4,290,000   209,000

Note 6.  Contingency

     The Minerals Management Service has commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties is contesting certain assorted deficiencies. The audit is not complete, and it is not possible for the Company to estimate any potential liability. However, management of the Company does not believe that the ultimate outcome of this matter will have a material negative impact on the financial position, liquidity or results of operations, of the Company.

Note 7.  Mandatorily Redeemable Convertible Preferred Stock

     On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its new Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Gross proceeds from the Placement were $4,000,000. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. The first $2,152,000 of net proceeds (which are approximately $3,795,000) were applied to retire the net profits interest held by Enron (see Note 4) that burdened certain of the Company's producing oil and gas properties. The remaining net proceeds will be used to drill development wells and engage in other production enhancement operations on the Company's properties. In connection with the Series B Stock, dividends of $67,000 were paid on June 30, 1994.

Note 8.  Income Taxes

     At December 31, 1993, for tax purposes the Company's remaining net operating loss carryforward was approximately $4,500,000. This tax loss carryforward is in addition to net operating losses arising from the operations of LGC prior to 1989, which can be utilized only to the extent of LGC's future taxable income, but limited to consolidated taxable income.

     The primary differences between the accumulated deficit and tax loss carryforwards is due to amortization of syndication costs, which are not deductible for tax purposes, foreign subsidiaries which are not included in the consolidated tax return, intangible drilling costs, the impairment of oil and gas properties and depreciation and depletion.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Capital Expenditures:

     Effective September 30, 1993, the Company acquired certain oil and gas properties. As a part of the financing of the acquisition, the Company undertook substantial obligations to deliver oil and gas in satisfaction of its production payment (see Note 5 to the consolidated financial statements) payable to Enron Reserve Acquisition Corp. ("Enron"). This obligation will not require all of the production or cash flows expected to be generated from the acquired properties. The Company has started, and will continue, to enhance the operations of the acquired properties. The Company intends to spend approximately $1,100,000 for these purposes.

     As explained in previous filings, enhancement and drilling programs initially have a negative impact on cash flows. To be enhanced, the wells must be shut-in while procedures to improve future production are performed. While shut-in, the properties do not provide cash flows and also require the use of cash flows to finance the enhancement procedures. The effect of this combination of factors is seen in the results of the second quarter and for the six months ended June 30, 1994, in which the Company recorded negative cash flows.

     The Company has obtained drilling permits for 6 locations and will permit an additional 3 locations by the end of September. Drilling on the first well began in early August and drilling on other locations will begin immediately after work on the first well has been completed. Production generally begins within 30 days of drilling. As has been noted previously, additional cash flows from new drilling is not expected to be realized by the Company until the third and fourth quarters of this year.

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

     On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. Gross proceeds from the Placement were $4,000,000; net proceeds were $3,795,000. The first $2,100,000 of net proceeds were applied to retire the net profits interest held by Enron (see Note 4 to the consolidated financial statements) that burdened certain of the Company's producing oil and gas properties. The remaining net proceeds will be used to drill development wells and engage in other production enhancement operations on the Company's properties.

     The Company is exploring several alternatives to realize the value of its mining properties. Until a feasibility study relating to putting the Rio Chiquito deposit on production as a commercial gold and silver mine is completed, it is uncertain what will be the Company's share of any costs related to that undertaking. No assurance can be given that the Company will be able to borrow its share of any capital required, although the Company intends to attempt to do so.

     As of June 30, 1994, the Company had working capital of $421,000 compared to working capital of $494,000 at June 30, 1993, and $964,000 at December 31, 1993. The decrease from year end was caused primarily by an increase accounts payable and accrued expenses of $316,000. Accounts payable and accrued expenses increased due primarily to costs incurred in reworking and developing the oil and gas properties.

Results of Operations:

Six months ended June 30, 1994 compared to June 30, 1993

     The Company used cash flows in operations of $601,000 in the first half of 1994 compared to using cash flows of $134,000 for the same period in 1993. Net loss was $242,000 in 1994 and $276,000 in 1993. Included in these losses is depletion, depreciation and amortization of $588,000 and $176,000, respectively. In 1994, amortization of deferred revenue of $1,132,000 in 1994 had a significant negative impact on cash flows from operations. Other non-cash items were $(6,000) and $46,000, respectively. An increase in accounts payable and accrued expenses of $316,000 in 1994 increased cash flows from operations, while increases in accounts receivable and other assets of $125,000 decreased cash flows from operations.

     The Company's investing activities used cash flows of $1,820,000 in 1994 compared to $178,000 in 1993. To increase earnings on its excess cash, the Company purchased an investment. The market value of the investment approximated its cost basis as of June 30, 1993. More importantly, the Company has invested significantly more in reworking, recompleting, drilling and developing properties in 1994 compared to 1993.

     Financing activities provided cash flows of $1,653,000 in 1994 as the result of the sale of the Company's Series B Stock resulting in net proceeds of $3,795,000. Dividends related to the Series B Stock paid totaled $67,000. Also impacting cash flows provided by financing activities was payment of the Company's net profits interest and related accrued interest, a change of $2,075,000 since year end. In 1993, financing activities provided cash flows of $761,000 as a result of the private placement of $939,000 of the Company's common stock and $127,000 of proceeds from stock options exercised. Deferred offering costs incurred of $274,000 and payments on long-term debt of $31,000 decreased the cash provided by financing activities.

     The September 1993 acquisition of producing oil and gas properties has had a significant impact on the results of the Company's operations. The Company began recording the results of operations from the acquired properties effective September 30, 1993. The results of operations from the acquired properties were recorded as a reduction of the purchase price for the first quarter of the prior year. The following table summarizes the results of oil and gas operations for the first half of the Company's fiscal year:

                        For the Six Months     For the Six Months
                             Ended                   Ended
                         June 30, 1993*          June 30, 1994*
Gas revenues                 $333,000               $305,000
Gas production (mcf)          243,000                203,000
Average price per mcf           $1.37                 $ 1.51

Oil revenues                 $357,000               $696,000
Oil production (bbl)           19,000                 47,000
Average price per bbl         $ 18.26                 $14.86

* Does not include 472,000 mcf and 25,000 bbls. delivered to Enron pursuant to the terms of the volumetric production payment agreement.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the first half of 1994 to $1,001,000 from $690,000 in 1993, representing a $311,000 (or 45%) increase.
This increase is due primarily to the September 1993 acquisition. Oil production net to Mallon increased by 28,000 barrels or approximately 150%. Average oil prices, however, decreased $3.40 per barrel (or 19%). Gas production net to Mallon decreased by 40,000 mcf (or 16%). Even though total gas production increased over the same period of the prior year, the gas production delivered to meet the demand of the volumetric production payment increased substantially to 285,000 mcf in the second quarter, thereby reducing the net amount to the Company. Further, production was curtailed in the Company's Burns Ranch area, which reduced gas production net to the Company's interest. Gas prices improved slightly by $.14 per mcf (or 10%). The decrease in oil prices have, obviously, decreased the Company's potential to generate cash flows.

     Included in total revenues for 1994 is $1,132,000 from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of a volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil. The deferred revenue is amortized based on the units-of-production method as the scheduled deliveries are made
to the purchaser.   The Company delivered approximately 472,000
mcf and 25,000 barrels to Enron in the first half of 1994. The quantities to be delivered were at their highest level in the second quarter of 1994. The Company incurs all costs related to the production and delivery of these quantities.

     Further limiting the Company's ability to generate cash flows is the fact that certain of the Company's significant properties, including the Mobil '12' well, the White Baby Comm. #1 and #2, the Eddy '21' Federal #1, and the Allied '21' Federal #1 were shut-in during the first part of 1994 while production enhancement operations were performed. Also, the South Carlsbad compressor was taken out of service for repairs. Of particular note is the fact that the Mobil '12' recompletion was finalized in late June, and is currently producing at 5,500,000 mcf per day. Mallon owns a 58% interest in the Mobil '12'. While some on-going reworking and recompleting operations will continue, the bulk of this work has been completed, and the positive results of this should be seen in the third and fourth quarters of this year.

     Lease operating expense per equivalent barrel average was $5.93 in the first half of 1994 compared to $5.72 during the first half of 1993. The increase of $.21 (or 4%), is due primarily to workovers and repairs on the Company's properties.

     The improvement in the gross margin generated from oil and gas operations will enhance the Company's ability to further improve and develop properties and meet its obligations.

     There were no sales of gold and silver during the first half of 1994 or 1993, and no sales are expected in the immediate future. The Company recognized management fees of $81,000 associated with the Newmont operation in 1993. This agreement expired as of March 31, 1993 and no additional revenues were received from Newmont after this period. Direct costs related to the mining operation were $80,000 in 1994 and $72,000 in 1993, and no significant change in mining costs is anticipated.

     Depletion, depreciation and amortization went to $2.98 per barrel of oil equivalent for the first half of 1994, up from $2.45 in 1993. The increase of $.53 (or 22%) is the result of an increase in production in relation to the underlying reserve basis.

     Interest expense of $94,000 was up significantly in the first half of 1994 ($3,000 was incurred in the first half of
1993) as the Company incurred interest at 15% on its net profits
interest.   The net profits interest was paid in April 1994 and
interest will not be a significant factor in the future as the Company has no other significant interest bearing debt.

     Total general and administrative costs were $588,000 for first half 1994, an increase of $35,000 (or 6%) over general and administrative expenses of $553,000 for first half of 1993. The increase is due primarily to increased salaries for additional personnel (engineer, land man and treasurer) directly related to the September 1993 acquisition, and an increase in legal fees.

     The factors discussed above combined to result in a net loss of $242,000 for the first half of 1994, compared to a net loss of $276,000 for the comparable period in 1993. This represents a $34,000 (or 12%) improvement in net loss over the first half of the prior year.

     The Company paid the 8% dividend on its $4,000,000 face value Series B Stock. This amount totaled $67,000 for the period from April 16, 1994 to June 30, 1994. The dividend is payable quarterly and will total $80,000 per quarter in the future.

Three months ended June 30, 1994 compared to June 30, 1993

     The Company used cash flows in operations of $1,149,000 in the second quarter of 1994. Net loss was $81,000 in the second quarter of 1994 . Included in this loss is amortization of deferred revenues of $648,000, depletion, depreciation and amortization of $243,000 and other non-cash items of $(7,000). The primary reasons for the use of cash in operations in the second quarter was due to reductions (payments) in accounts payable and accrued expenses of $950,000 and amortization of the deferred revenue related to the Company's volumetric production payment of $648,000.

     The Company's investing activities used cash flows of $1,303,000 in the second quarter of 1994. As with the first half of the year, the Company has invested significantly more
($303,000) in reworking and developing properties in 1994 than in 1993. The purchase of the marketable securities discussed earlier occurred in the second quarter.

     Financing activities provided cash flows of $1,576,000 in 1994 because the sale of the Series B Stock occurred in the second quarter (net proceeds of $3,795,000) as did the payment of the dividend on that preferred stock ($67,000) and the payment of the net profits interest and accrued interest ($2,152,000).

     The following table summarizes the results of oil and gas operations for the second quarter:

                    For the Quarter Ended   For the Quarter Ended
                       June 30, 1993*           June 30, 1994*
Gas revenues              $ 167,000                 $ 12,000
Gas production (mcf)        125,000                    8,000
Average price per mcf         $1.34                    $1.51

Oil revenues              $ 180,000                $ 363,000
Oil production (bbl)         10,000                   24,000
Average price per bbl        $18.04                   $15.95

* Does not include 285,000 mcf and 12,000 bbls. delivered to Enron pursuant to the terms of the volumetric production payment agreement.

     Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the second quarter of 1994 to $374,000 from $347,000 in 1993, representing a $27,000 (or 8%) increase. This increase is due primarily to the September 1993 acquisition. Oil production net to Mallon increased by 14,000 barrels or approximately 140%. Average oil prices, however, decreased $2.09 per barrel (or 12%). Gas production net to Mallon decreased by 117,000 mcf or approximately 94%. The decrease in gas production net to Mallon is related to the increase in gas quantities required to be delivered pursuant to the terms of the volumetric production payment (which totaled 285,000 mcf in the second quarter). Further, production was curtailed in the Company's Burns Ranch area, which reduced gas production net to the Company's interest. Gas prices improved by $.17 per mcf (or
13)%. The decrease in oil prices has, obviously, decreased the Company's potential to generate cash flows.

     Included in total revenues for the second quarter of 1994 is $648,000 from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of a volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil. The deferred revenue is amortized based on the units-of-production method as the
scheduled deliveries are made to the purchaser.   The Company
delivered approximately 285,000 mcf and 12,000 barrels to Enron in the second quarter of 1994. The quantities delivered were at their highest level in the second quarter of 1994. The Company incurs all costs related to the production and delivery of these quantities.

     Further limiting the Company's ability to generate cash flows is the fact that the Company's biggest well, the Mobil '12' well, was shut-in during the second quarter of 1994 while production enhancement operations were performed. Also, the South Carlsbad compressor was taken out of service for repairs. The Mobil '12' recompletion was finalized in late June, and that well is currently producing at 5,500,000 mcf per day. Mallon owns a 58% interest in the Mobil '12'. While some on-going rework and recomplete operations will continue, the bulk of this work has been completed, and the positive results of the enhancement operations should be seen in the third and fourth quarters of this year.

     Lease operating expense per equivalent barrel average was $6.13 in the second quarter of 1994 compared to $5.35 during the first half of 1993. The increase of $.78 (or 14%) is due primarily to the workovers and repairs on certain properties.

     Depletion, depreciation and amortization increased to $2.55 per barrel of oil equivalent for the second quarter of 1994, up from $2.49 in 1993. The increase of $.06 (or 2%) is the result of an increase in production in relation to the underlying reserve basis.

     Interest expense of $17,000 was up significantly in the second quarter of 1994 ($2,000 was incurred in the second quarter of 1993) as the Company incurred interest at 15% on its net
profits interest.   The net profits interest was paid in April
1994 and interest will not be a significant factor in the future as the Company has no other significant interest bearing debt.

     Total general and administrative costs were $392,000 for first half 1994, an increase of $102,000 (or 35%) over general and administrative expenses of $290,000 for the second quarter of 1993. The increase is due primarily to increased salaries for additional personnel (engineer, land man and treasurer) directly related to the September 1993 acquisition, and an increase in legal fees.

     The factors discussed above combined to result in a net loss of $81,000 for the second quarter of 1994, compared to a net loss of $180,000 for the comparable period in 1993. This represents a $99,000 (or 120%) improvement in net loss over the second quarter of the prior year.

     As noted earlier, the Company paid the 8% dividend on its $4,000,000 face value Series B Stock. This amount totaled
$67,000 for the period from April 16, 1994 to June 30, 1994. The dividend is payable quarterly and will total $80,000 per quarter in the future.

Miscellaneous:

     Commencing with this quarterly report, the Company has excluded from the Company's reported reserve quantities those reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments (see Note 5 to the consolidated financial statements). The Company's standardized measure of discounted future net cash flows will no longer include deferred revenues to be amortized as production and delivery of volumetric production payment quantities occurs in the future. Nevertheless, all costs relating to the production and delivery of such reserves for which the Company is obligated, including income taxes, are included in such calculations. The changes can be summarized as follows:

                                     As Previously
                                     Presented at   As Revised at
                                     December 31,   December 31,
                                         1993           1993
Total proved oil reserves (bbls)       1,069,000       860,000
   Proved oil reserves (bbls)
      attributable to volumetric
      production payment                               209,000

Total proved gas reserves (mcf)       25,909,000    22,334,000
   Proved gas reserves (mcf)
      attributable to volumetric
      production payment                             3,575,000

Proved developed oil reserves (bbls)     811,000       602,000
   Proved developed oil reserves (bbls)
      attributable to volumetric
      production payment                               209,000

Proved developed gas reserves (mcf)   21,573,000    17,999,000
   Proved gas reserves (mcf)
      attributable to volumetric
      production payment                             3,575,000

Standardized measure of discounted
   future net cash flows             $23,907,000   $16,397,000

     While the Company accepts that the foregoing treatment of volumetric production payment reserve is appropriate from an accounting presentation perspective, the Company believes that it would be misleading to exclude such reserves from presentations of the Company's reserves prepared for other purposes. Accordingly, the Company will continue its policy of clearly disclosing reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments.

     The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

     At December 31, 1993, the Company had a net operating loss ("NOL") carryforward of approximately $4,500,000, which will begin to expire in 2005. The amount and availability of an NOL carryforward is subject to a variety of interpretations and restrictions. Under a provision of the Code, a corporation's ability to utilize an NOL carryforward to offset income following an "ownership change" is limited. As a result of the sale of common stock in the private placement and the sale of the Series B Stock, an "ownership change" may have occurred, although that conclusion is not certain. If an ownership change occurred, the ability of the Company to use its NOL carryforward will be limited so that a portion of the Company's NOL carryforward will not be available to offset the Company's taxable income in a particular year.

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

REGISTRANT:

                   MALLON RESOURCES CORPORATION

Date:  August 12, 1994           By:  /s/ Roy K. Ross
                                       Roy K. Ross
                                       Executive Vice President

Date:  August 12, 1994           By:  /s/ Duane C. Knight, Jr.
                                       Duane C. Knight, Jr.
                                       Treasurer