Form 10-Q/A
period 1994-09-30
MALLON RESOURCES CORP
filed 1996-04-01
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                             Form 10-Q/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994.

                               - or -

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _________________.

                  Commission File No. 0-17267

                  MALLON RESOURCES CORPORATION
    (Exact name of registrant as specified in its charter)

     COLORADO                             84-1095959
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

                   999 18th Street, Suite 1700
                     Denver, Colorado  80202
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

     YES [X]                           NO [  ]

As of November 8, 1994
7,670,503 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock
    (convertible into 1,113,173 shares of Common Stock) were outstanding; and
400,000 shares of Registrant's Series B Mandatorily Redeemable
    Convertible Preferred Stock (convertible into 941,177 shares of Common Stock) were outstanding.

            MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                              December 31, 1993  September 30, 1994
ASSETS

Current assets:
    Cash and cash equivalents        $    964,000   $    132,000
    Accounts receivable, with no
      allowance for doubtful accounts:
       Joint interest participants        229,000        544,000
       Related parties                     13,000         14,000
       Oil/gas sales                      636,000        805,000
    Inventories                            24,000         32,000
    Other                                 111,000        196,000
          Total current assets          1,977,000      1,723,000

Property and equipment:
    Oil and gas properties,
       under full cost method          38,885,000     40,507,000
    Mineral properties                  3,470,000      3,477,000
    Mining property and equipment       1,361,000      1,382,000
    Other equipment                       295,000        373,000
                                       44,011,000     45,739,000
Less accumulated depreciation,
   depletion and impairment           (17,425,000)   (18,551,000)
                                       26,586,000     27,188,000

Other assets:
    Notes receivable, related parties      41,000         42,000
    Other, net                            169,000        257,000

Total Assets                         $ 28,773,000   $ 29,210,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current
       portion of long-term debt     $     10,000   $     10,000
    Trade accounts payable              1,354,000      2,060,000
    Deferred revenues and drilling
       advances                           103,000        102,000
    Accrued taxes and expenses             48,000         94,000
          Total current liabilities     1,515,000      2,266,000

Notes payable                              20,000         20,000

Drilling advances                         316,000        315,000

Net profits interest                    2,075,000             --

Deferred revenues                       9,818,000      8,057,000

Series B Mandatorily Redeemable
    Convertible Preferred Stock,
    $0.01 par value, 500,000 shares
    authorized, 400,000 shares issued
    and outstanding, liquidation prefer-
    ence and mandatory redemption of
    $4,000,000                                --       3,790,000

Stockholders' equity:
    Series A Preferred Stock, $0.01 par
       value, 1,467,890 shares authorized,
       1,100,918 shares issued and
       outstanding, liquidation
       preference $6,000,000           5,730,000       5,730,000
    Common Stock, $0.01 par value,
       25,000,000 shares authorized;
       7,597,725 and 7,670,503 shares
       issued and outstanding,
       respectively                      76,000           77,000
    Additional paid-in capital       38,547,000       38,706,000
                                     44,353,000       44,513,000
    Accumulated deficit             (29,324,000)     (29,751,000)
         Total stockholders' equity  15,029,000       14,762,000

Total Liabilities and Stockholders'
    Equity                         $ 28,773,000     $ 29,210,000

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                            For the Nine Months       For theThree Months
                                            Ended September 30,       Ended September 30,
                                            1993         1994         1993        1994
Revenues:
    Oil and gas sales                    $  970,000   $1,980,000   $ 280,000   $  979,000
    Deferred revenue amortization                --    1,485,000          --      353,000
    Mining management fee                    81,000           --          --           --
    Operating service revenue               111,000      287,000      37,000       86,000
    Interest and other                       33,000       64,000       4,000       25,000
                                          1,195,000    3,816,000     321,000    1,443,000

Costs and expenses:
    Oil and gas production                  515,000    1,621,000     171,000      541,000
    Mine operating expense                  102,000      116,000      29,000       36,000
    Depletion, depreciation and
       amortization                         266,000    1,126,000      90,000      549,000
    General and administrative              770,000    1,255,000     217,000      493,000
    Interest and other                        5,000      125,000       1,000       9,000
                                          1,658,000    4,243,000     508,000    1,628,000

Net loss before dividends                  (463,000)    (427,000)   (187,000)    (185,000)

Preferred stock dividends and accretion          --     (147,000)        --      (80,000)

Net loss available to common stockholders$ (463,000)  $ (574,000)  $(187,000)  $ (265,000)

Net loss per share of common stock       $    (0.09)  $    (0.08)  $    (.03)  $    (0.03)

Weighted average shares outstanding       1,153,000    7,661,000   5,532,000    7,671,000



The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

    For the Nine Months
           Ended September 30,
                                          1993           1994
Cash flows from operating activities:
   Net loss                            $   (463,000)  $   (427,000)
   Adjustments to reconcile net loss to
      net cash provided by operations:
        Amortization of deferred revenue         --     (1,485,000)
        Depletion, depreciation, and
           amortization                     266,000      1,126,000
        Stock issued for compensation        90,000          7,000
        Other                                 1,000         (1,000)
                                           (106,000)      (780,000)
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable           (372,000)      (485,000)
             Inventory and other assets     (38,000)      (181,000)
           Increase (decrease) in:
             Accounts payable               109,000        706,000
             Accrued taxes and expenses      26,000         46,000
             Deferred revenues and
               drilling advances             (9,000)        (2,000)
             Proceeds from volumetric
               production payment        10,002,000             --
             Payment on volumetric
               production payment                --       (276,000)
          Net cash provided by (used
           in) operating activities       9,612,000       (972,000)

Cash flows from investing activities:
    Increase in notes receivable -
       related party                         (8,000)            --
    Additions to property and equipment (12,453,000)    (1,428,000)
          Net cash used in investing
            activities                  (12,461,000)    (1,428,000)

Cash flows from financing activities:
    Proceeds from debt issuance           1,998,000             --
    Payments on long term debt              (61,000)    (2,075,000)
    Net proceeds from sale of common
       stock                              1,204,000             --
    Net proceeds from sale of
       preferred stock                           --      3,790,000
    Deferred offering costs                (223,000)            --
    Payment of dividends                         --       (147,000)
          Net cash provided by
             financing activities         2,918,000      1,568,000

Net increase (decrease) in cash and
    cash equivalents                         69,000       (832,000)

Cash and cash equivalents, beginning
    of period                               223,000        964,000

Cash and cash equivalents, end of
    period                             $    292,000    $   132,000

Supplemental cash flow information:
    Cash paid for interest             $      2,000    $    96,000

    Cash paid for income taxes         $         --    $        --

    Non-cash transactions:
       Issuance of common stock in
       exchange for:
         Acquisition of property and
            equipment                  $    150,000    $  300,000
        Acquisition of Fruitland Gas
            Company, net of note
            receivable                 $     67,000    $       --
        Note payable exchanged for
            oil and gas properties     $  7,343,000    $       --

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

    Change in Manner of Reserve Reporting. Commencing with the previous quarterly report, the Company has excluded from the Company's reported reserve quantities those reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments (see Note 5). Also, in the Company's consolidated statement of cash flows, the sale of the volumetric production payment and the amortization of the deferred revenue was moved from financing activities to operating activities. The Company's standardized measure of discounted future net cash flows will no longer include deferred revenues to be amortized as production and delivery of volumetric production payment quantities occurs in the future. Nevertheless, all costs relating to the production and delivery of such reserves for which the Company is obligated, including income taxes, are included in such calculations. While the Company accepts that the foregoing treatment of volumetric production payment reserves is appropriate from an accounting presentation perspective, the Company believes that it would be misleading to exclude such reserves from presentations of the Company's reserves prepared for other purposes. Accordingly, the Company will continue its policy of clearly disclosing reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments.

    Change in Manner of Mandatorily Redeemable Convertible Preferred Stock Reporting - Commencing with the previous quarterly report, the Company has changed the accounting for its Mandatorily Redeemable Convertible Preferred Stock. The balance of the preferred stock has been reclassified from equity to a single line item. Further, the Company is recording accretion for the difference between the net proceeds received and the mandatory redemption amount of $4,000,000.

Note 2.  Oil and Gas Properties

    The Company's oil and gas activities are conducted primarily in the United States.

    Depletion of oil and gas property costs were $2.53 and $3.37 per equivalent barrel of oil production for the nine months ended
September 30, 1993 and 1994, respectively.

    On September 30, 1993, the Company closed the purchase of what was to the Company a significant amount of oil and gas properties. The operations of those properties have been included with the Company's accompanying consolidated statement of operations, beginning October 1, 1993.

Capitalized Costs Relating to Oil and Gas Activities:

                                               September 30,
                                            1993           1994
Oil and gas properties                  $ 38,885,000  $ 40,507,000
Accumulated depreciation, depletion,
   amortization and impairment           (16,031,000)  (17,225,000)

                                        $ 22,854,000  $ 23,282,000

        The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                               September 30,
                                            1993           1994
Property acquisition costs              $ 16,732,000   $   638,000
Exploration costs                            138,000       103,000
Development costs                          2,732,000       980,000
Full cost pool credits                            --       (99,000)

                                        $ 19,602,000   $ 1,622,000

Results of Operations from Oil and Gas Producing Activities:

                                            Nine Months Ended
                                               September 30,
                                            1993           1994
Oil and gas sales                        $ 970,000     $ 1,980,000
Deferred revenue amortization                   --       1,485,000
Lease operating expense                   (515,000)     (1,621,000)
Depreciation and depletion                (247,000)     (1,048,000)
Results of operations - from producing
    activities (excluding corporate
    overhead, interest and income taxes) $ 208,000     $   796,000

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

Note 5.  Deferred Revenue

    In connection with the September 1993 acquisition, the Company sold a volumetric production payment from the Company's interest in certain acquired properties for net proceeds of $10,002,000. The production payment covers approximately 4.3 MMBTU of natural gas at an average price of $1.65 per MMBTU and 215,000 barrels at an average price of $13.01 per barrel to be delivered over eight years. The Company is responsible for production costs associated with operating the properties subject to the production payment agreement. The amount received is recorded as deferred revenue. Annual amortization of deferred revenue, calculated on a units-of-production method and based on the scheduled deliveries under the production payment agreement, is as follows:

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

Note 7.  Mandatorily Redeemable Convertible Preferred Stock

    On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its new Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Gross proceeds from the Placement were $4,000,000.
Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. The first $2,152,000 of net proceeds (which were approximately $3,790,000) were applied to retire the net profits interest held by Enron (see Note 4) that burdened certain of the Company's producing oil and gas properties. The remaining net proceeds will be used to drill development wells and engage in other production enhancement operations on the Company's properties. In connection with the Series B Stock, dividends of $67,000 were paid on June 30, 1994, and $80,000 on September 30, 1994.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Capital Expenditures:

    Effective September 30, 1993, the Company acquired certain oil and gas properties. As a part of the financing of the acquisition, the Company undertook substantial obligations to deliver oil and gas in satisfaction of its production payment (see Note 5 to the consolidated financial statements) payable to Enron Reserve Acquisition Corp. ("Enron"). This obligation will not require all of the production or cash flows expected to be generated from the acquired properties. The Company has started, and will continue, to enhance and develop the operations of the acquired properties.

    As explained in previous filings, enhancement and drilling programs initially had a negative impact on cash flows during the first nine months. To be enhanced, the producing zones must be shut-in while procedures to improve future production were performed. While shut-in, the properties do not provide cash flows and also require the use of cash flows to finance the enhancement procedures. Development drilling operations also required the expenditure of drilling funds months in advance of the receipt of revenues from the production obtained by the drilling procedures. The effect of this combination of factors was seen in the results of the first three quarters, in which the Company recorded negative cash flows.

    The Company has drilling permits for six locations on its Quail Ridge Field and is permitting an additional ten locations.
Drilling on the first three wells began in the third quarter, and the Company expects production to begin in November 1994. Additional cash flows from this new drilling is thus not expected to be realized by the Company until the fourth quarter of this year.

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

    On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemedGross proceeds from the Placement were $4,000,000; net proceeds were $3,790,000. The first $2,152,000 of net proceeds were applied to retire the net profits interest held by Enron (see Note 4 to the consolidated financial statements) that burdened certain of the Company's producing oil and gas properties. The remaining net proceeds have been used to drill development wells and engage in other production enhancement operations on the Company's properties.

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

    As of September 30, 1994, the Company had a working capital deficit of $543,000 compared to a working capital deficit of $6,998,000 at September 30, 1993, and $462,000 at December 31,
1993. The decrease from year end was caused by an increase accounts payable and accrued expenses of $752,000. Accounts payable and accrued expenses increased due primarily to costs incurred in drilling, reworking and development activities. Accounts receivable increased, by $485,000, due to billing joint interest partners for work performed and for an increase in oil and gas sales as a result of the enhancement operations performed. Inventory and other current assets increased $93,000.

Results of Operations:

Nine months ended September 30, 1994 compared with September 30,
1993

    The Company used net cash in operations of $972,000 in the first three quarters of 1994 compared with the total of $390,000 for the same period in 1993. Included in these losses is depletion, depreciation and amortization of $1,126,000 and $266,000, respectively. Amortization of deferred revenue of $1,485,000 in 1994 negatively impacted cash flow from operations.
A loss of $427,000 was incurred this year, slightly less than the loss of $463,000 experienced during the first nine months of 1993. Cash flows from operations after adjustments to reconcile net loss to cash provided by operations was $(780,000) in 1994 and $(106,000) in 1993. Additionally, due to a shortfall in scheduled volumes delivered on the volumetric production payment in April, May and June, $276,000 was paid in the third quarter to satisfy the Company's obligations under the production payment. In 1993, proceeds from the volumetric production payment increased cash from operations by $10,002,000. Other non-cash items were $(6,000) and $90,000, respectively. An increase in accounts payable and accrued expenses of $752,000 in 1994 increased cash flows from operations, whereas increases in accounts receivable and other assets of $666,000 decreased available cash flows.

    The Company's investing activities used cash flows of $1,428,000 in 1994 compared with $12,461,000 last year. The
Company invested significantly more in reworking, recompleting, drilling and developing properties in 1994. However, the Company completed a $22,400,000 acquisition in the third quarter of 1993 (of which $7,493,000 was in the form of a note).

    Financing activities netted cash flows of $1,568,000 in the first nine months of 1994, mainly due to the sale of the Company's Series B Stock resulting in net proceeds of $3,790,000. Dividends on the Series B Stock totaled $147,000. Also impacting cash flows provided by financing activities was payment of the Company's net profits interest and accrued interest, a change of $2,075,000 since year end. In 1993, financing activities provided cash flows of $2,918,000, reflecting the sale of $1,204,000 of the Company's common stock and the the net profits interest of $1,998,000. Also in 1993, deferred offering costs incurred of $223,000 and payments on long-term debt of $61,000 decreased cash provided by financing activities.

    The September 1993 acquisition of producing oil and gas properties has had a significant impact on the results of the Company's operations. The Company began recording the results of operations from the properties effective September 30, 1993. The results of operations from the acquired properties were recorded as a reduction of the purchase price.

    The following table summarizes the revenues from of oil and gas operations for the first nine months of the Company's fiscal year:

                         For the Nine Months    For the Nine Months
                                Ended                  Ended
                         September 30 , 1993     September 30 1994*
Gas revenues                   $467,000             $  867,000
Gas production (mcf)            350,000                639,000
Average price per mcf             $1.33                  $1.36

Oil revenues                   $503,000             $1,113,000
Oil production (bbl)             29,000                 71,000
Average price per bbl            $17.30                 $15.67

* Does not include 566,000 mcf and 39,000 bbls. delivered to Enron pursuant to the terms of the volumetric production payment agreement.

    Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the first nine months of 1994 to $1,980,000 from $970,000 in 1993, representing a $1,010,000 (or 104%) increase.
This increase is due primarily to the September 1993 acquisition, and enhancement operations completed. Oil production net to Mallon increased by 42,000 barrels or approximately 145%. Average oil prices, however, decreased $1.63 per barrel (or 9%). Gas production net to Mallon increased by 78,000 mcf (or 22%). Natural gas production delivered to meet the demand of the volumetric production payment was 566,000 mcf in the first three quarters, thereby limiting the net amount to the Company. Further, production was curtailed in the Company's Burns Ranch area, further reducing gas production for the Company's account. Gas prices improved slightly by $.03 per mcf (or 4%). The decrease in oil prices have, obviously, decreased the Company's potential to generate cash flows.

    Included in total revenues for 1994 is $1,485,000 from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of a volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil. The deferred revenue is amortized over eight years based on the units-of-production method as the scheduled deliveries are made to
the purchaser.   The Company delivered approximately 566,000 mcf
and 39,000 barrels to Enron in the first three quarters of 1994. The quantities to be delivered were at their highest level in the second quarter of 1994. However, all of the scheduled production
from certain properties was not delivered.   Thus, in accordance
with the terms of the volumetric production payment, the Company made a $276,000 payment in the third quarter, which reduced the balance of the deferred revenue. The Company incurs all costs related to the production and delivery of these quantities.

    Further limiting the Company's ability to generate cash flows is the fact that certain of the Company's significant properties, including the Mobil '12' well, the White Baby Comm. #1 and #2, the Eddy '21' Federal #1, and the Allied '21' Federal #1 were shut-in during the first part of 1994 while production enhancement operations were performed. Also, the South Carlsbad compressor was taken out of service for repairs. Of note is the fact that the Mobil '12' recompletion has produced significantly higher quantities than before. Some additional workover and recompletion operations will be performed, but the bulk of this work has been completed.

    Lease operating expense per equivalent barrel average was $5.21 in the first three quarters of 1994 compared to $5.92 during the first three quarters of 1993. The decrease of $.71 (or 12%) is due primarily to the lower operating costs of the acquired properties. This reduction occurred notwithstanding substantial costs for significant workovers and repairs on the Company's properties in the first nine months.

    The improvement in the gross margin generated from oil and gas operations will enhance the Company's ability to further improve and develop properties and meet its obligations.

    There were no sales of gold and silver during the first nine months of 1994 or 1993, and no sales are expected in the immediate future. The Company recognized management fees of $81,000 associated with the Newmont operation in 1993. This agreement expired as of March 31, 1993. Direct costs related to the mining operation were $116,000 in 1994 and $102,000 in 1993, and no significant change in mining costs is anticipated.

    Depletion, depreciation and amortization went to $3.37 per barrel of oil equivalent for the first three quarters of 1994, up from $2.83 in 1993. The increase of $.54 (or 19%) reflects an increase in production in relation to the underlying reserve base.

    Interest and other expense of $125,000 was up significantly in the first nine months of 1994 ($5,000 was incurred in the first nine months of 1993) as the Company incurred interest at 15% on its
net profits interest.   The net profits interest was paid in April
1994 and interest will not be a significant factor in the foreseeable future as the Company has no other significant interest bearing debt.

    Total general and administrative costs were $1,255,000 for the first three quarters of 1994, an increase of $485,000 (or 63%) over the $770,000 for the same period of 1993. The increase is due primarily to increased salaries for additional personnel directly related to the September 1993 acquisition. Legal fees increased significantly as the Company is plaintiff in a complex lawsuit in which it seeks substantial damages. Travel expenses increased significantly due to the management of the Company investing significant time, money and effort in pursuing the realization of the mining property.

    The factors discussed above combined to result in a net loss of $427,000 for the first three quarters of 1994, compared to a net loss of $463,000 for the comparable period in 1993. This represents a $36,000 (or 8%) reduction in net loss over the first three quarters of the prior year.

    The Company paid the 8% dividend on its $4,000,000 face value
Series B Stock. This amount totaled $147,000 for the period from April 16, 1994 to September 30, 1994. The annual dividend is
$320,000, payable quarterly.

Three months ended September 30, 1994 compared to September 30,
1993

    The Company used cash flows in operations of $371,000 in the third quarter of 1994. Net loss was $185,000 in the third quarter of 1994 . Included in this loss is amortization of deferred revenues of $353,000, depletion, depreciation and amortization of $538,000 and other non-cash items of $(11,000). Cash flows from operations after adjustments to reconcile net loss to cash provided by operations was $11,000. The primary reasons for the use of cash in operations in the third quarter was due to an increase in accounts receivable of $541,000, which was partially offset by reductions (payments) in accounts payable and accrued expenses of $435,000.

    The Company's investing activities provided cash flows of $392,000 in the third quarter of 1994. The Company sold its marketable securities, which provided cash of $1,000,000. As with the first three quarters of the year, the Company has invested significantly more ($608,000) in reworking and developing properties in 1994 than in 1993.

    Financing activities used cash flows of $85,000 in 1994, primarily the result of the payment of the second dividend on the preferred stock ($80,000).

    The following table summarizes the results of oil and gas operations for the third quarter:

                       For the quarter ended  For the quarter ended
                       September 30, 1993     September 30, 1994*
Gas revenues                 $135,000             $562,000
Gas production (mcf)          108,000              436,000
Average price per mcf           $1.25                $1.29

Oil revenues                 $145,000             $417,000
Oil production (bbl)           10,000               24,000
Average price per bbl          $15.32               $17.42

* Does not include 78,000 mcf and 12,000 bbls. delivered to Enron pursuant to the terms of the volumetric production payment agreement.

    Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, oil and gas sales increased during the third quarter of 1994 to $979,000 from
$280,000 in 1993, representing a $699,000 (or 250%) increase.   Oil
production net to Mallon increased by 14,000 barrels or approximately 140%. Average oil prices increased $2.10 per barrel (or 14%). Gas production net to Mallon increased by 322,000 mcf or approximately 303%. These increases are due primarily to the September 1993 acquisition, and subsequent enhancement of production. Gas prices improved by $.04 per mcf (or 3%).

    Included in total revenues for the third quarter of 1994 is $353,000 from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of a volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil. The deferred revenue is amortized based on the units-of-production method as the scheduled deliveries are made
to the purchaser.   The Company delivered approximately 78,000 mcf
and 12,000 barrels to Enron in the third quarter of 1994. However, all of the scheduled production from certain properties was not
delivered.   Thus, in accordance with the terms of the volumetric
production payment, the Company made a $276,000 payment in the third quarter, which reduced the balance of the deferred revenue. The Company incurs all costs related to the production and delivery of these quantities.

    Lease operating expense per equivalent barrel average was $4.43 in the third quarter of 1994 compared to $6.11 during the first three quarters of 1993. The decrease of $1.68 (or 27%) is due primarily to the lower operating costs of the acquired properties.

    Depletion, depreciation and amortization increased to $4.50 per barrel of oil equivalent for the third quarter of 1994, up from $3.21 in 1993. The increase of $1.29 (or 40%) is the result of an increase in production in relation to the underlying reserve basis.

    Interest and other expense was not significant in either the third quarter of 1994 or 1993. The Company has no significant interest bearing debt.

    Total general and administrative expenses were $493,000 for the third quarter 1994, an increase of $276,000 (or 56%) over the $217,000 for the third quarter of 1993. The increase is due primarily to increased salaries for new personnel directly related to the September 1993 acquisition. Legal fees increased as the Company is the plaintiff in a complex lawsuit in which it seeks substantial damages. Travel expense was also higher than expected as management of the Company invested time, money and effort in pursuing the realization of the mining property.

    The factors discussed above combined to result in a net loss of $185,000 for the third quarter of 1994, compared to a net loss of $187,000 for the comparable period in 1993.

    As noted earlier, the Company paid an 8% dividend on its $4,000,000 face value Series B Stock, which amounted to $80,000 for the quarter.

Miscellaneous:

    Commencing with the previous quarterly report, the Company has excluded from the Company's reported reserve quantities those reserves that are to be delivered to third parties in satisfaction of the Company's obligations under volumetric production payments (see Note 5 to the consolidated financial statements). The Company's standardized measure of discounted future net cash flows will no longer include deferred revenues to be amortized as production and delivery of volumetric production payment quantities occurs in the future. Nevertheless, all costs relating to the production and delivery of such reserves for which the Company is obligated, including income taxes, are included in such calculations.

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

                               PART II

                           OTHER INFORMATION

Item 5.  Other Information -- Change in Certifying Accountant

Effective November 10, 1994, the Company dismissed HEIN + ASSOCIATES LLP (H+A) as its independent certified public accounting firm. H+A's report on the consolidated financial statements for the past two years contained an explanatory paragraph to the effect that the recovery of the Company's investment in mineral properties is dependent upon achieving and maintaining profitable operations at the mine or sale of the property. During the two most recent fiscal years, there were no disagreements with H+A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The dismissal of H+A was approved by the Company's Board of Directors at its November 9, 1994 meeting.

Effective November 10, 1994, the Company appointed the independent certified public accounting firm of Price Waterhouse LLP as the principal accountants to audit the Company's consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

    None.

(b)    Reports on Form 8-K:

    None.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

                             MALLON RESOURCES CORPORATION


Date:  November 11, 1994     By:  /s/ Roy K. Ross
                                   Roy K. Ross
                                   Executive Vice President

Date:  November 11, 1994     By:  /s/ Duane C. Knight, Jr.
                                   Duane C. Knight, Jr.
                                   Treasurer