Form 10-K/A
period 1994-12-31
MALLON RESOURCES CORP
filed 1996-04-02
CIK 837759

Securities and Exchange Commission
                       Washington, D.C.  20549

                             Form 10-K/A
                         Amendment to Report
         Filed Pursuant to Section 12, 13 or 15(d) of the
                 Securities Exchange Act of 1934

                     Mallon Resources Corporation
        (Exact name of Registrant as specified in its charter)

                               0-17267
                       (Commission file number)

                           Amendment No. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10K for the year ended December 31, 1994 (the "1994 Form 10-K"), as set forth in the pages attached hereto:

                      Item 6 of the 1994 Form 10-K
                      Item 7 of the 1994 Form 10-K
                      Item 14 of the 1994 Form 10-K

        (List of all such items, financial statements, exhibits
                       or other portions amended)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Mallon Resources Corporation

March 28, 1996                 /s/ Roy K. Ross
                            Roy K. Ross, Executive Vice President

Item 6.  Selected Financial Data

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of its operations. The table presents the consolidated results of operations for the years ended December 31, 1994, 1993, 1992, 1991, and 1990, and balance sheet data as of December 31, 1994, 1993, 1992, 1991, and 1990. This information should be read in conjunction with the Consolidated Financial Statements and Management's Discussion of Financial Condition and Results of Operations, included elsewhere herein.



                                      YEARS ENDED DECEMBER 31,
                             1994        1993         1992         1991          1990
Total revenues            $5,082,000   $2,391,000   $1,977,000   $1,608,000   $2,264,000

Operating costs & other
   expenses                6,713,000    3,578,000    2,244,000    6,239,000    3,619,000

Net income (loss)         (1,631,000)  (1,187,000)    (268,000)  (4,631,000)  (1,355,000)

Net income (loss) per
   common share                (0.25)       (0.22)       (0.06)       (0.99)       (0.29)

Net cash provided by (used
   in) operating activities (235,000)  10,114,000       47,000      270,000     (776,000)

Total assets              28,226,000   28,773,000    7,675,000    8,026,000   12,947,000

Long-term debt               315,000    2,411,000      348,000       41,000      117,000

Mandatorily Redeemable
   Convertible Preferred
   Stock                   3,804,000           --           --           --           --

Weighted average number
   of common shares
   outstanding             7,664,000    5,471,000    4,781,000    4,672,000    4,671,000



Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity, Capital Resources and Capital Expenditures

Effective September 30, 1993, the Company acquired certain oil and gas properties. As a part of the financing of the acquisition, the Company entered into a volumetric production payment (see Note 6 to the Consolidated Financial Statements) arrangement with Enron, which requires the Company to deliver substantial amounts of oil and gas. Satisfying the delivery obligations is not expected to require all of the production or cash flows expected to be generated from the acquired properties.

The Company's 1994 production enhancement operations (on 6 wells) and its 1994 development drilling activities (3 operated wells and 1 non-operated well) had a negative impact on cash flows. Production enhancement operations require that a well's producing zones be shut-in while procedures are performed; while shut-in, the properties do not provide cash flows. In addition, the production enhancement operations can be expensive. Similarly, drilling operations required the expenditure of drilling funds months in advance of the receipt of revenues from the well drilled. The effect of this combination of factors was seen in 1994, when the Company recorded negative cash flows.

As of yearend 1994, the Company had drilled and completed 3 wells, and was in the process or planning the drilling of 5 additional wells. The Company has, or is in the process of, permitting an additional 16 development locations for drilling in 1995. The Company expects to drill a total of at least 12 wells by mid-1995. Cash flows from the 3 wells that were drilled and completed in 1994 were not received by the Company until late in the fourth quarter of that year. The Company has budgeted $2,800,000 for the first phase of the drilling program. It will then evaluate further drilling based upon the results of the initial drilling phase.

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

On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Gross proceeds from the Placement were $4,000,000; net proceeds were $3,774,000. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. The first $2,152,000 of net proceeds were applied to retire the net profits interest held by Enron (see Note 4 to the Consolidated Financial Statements) that burdened certain of the Company's producing oil and gas properties. The remaining net proceeds have been used to drill development wells and engage in other production enhancement operations on the Company's properties.

The Company is exploring several alternatives to realize the value of its mining properties. Until a feasibility study relating to putting the Rio Chiquito deposit on production as a commercial gold and silver mine is completed, it is uncertain what the Company's share of any costs related to that undertaking will be. No assurance can be given that the Company will be able to borrow its share of any capital required, although the Company may attempt to do so. However, subsequent to yearend, the Company, in a private placement, sold 25,000 shares of Laguna's Series A Convertible Preferred Stock for $2,500,000, which represents a 20% equity stake in Laguna. Each share of Series A Preferred Convertible Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Series A Convertible Preferred Stock can be converted into shares of Laguna common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock of Laguna. The private placement is scheduled to close on May 31, 1995. The proceeds from this offering will be used to fund the operations of Laguna for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna.

At yearend, the Company had a working capital deficit of $1,764,000 compared to working capital of $462,000 at December 31, 1993. The decrease in working capital was caused primarily by increased accounts payable and accrued expenses of $1,497,000. Accounts payable and accrued expenses increased due to costs incurred in drilling, reworking and development activities. Current liabilities also increased as a result of prepaid drilling advances of $207,000 compared to $103,000 last year. Accounts receivable increased by $257,000 due to higher joint interest billing receivables related to invoicing joint interest partners for enhancement work and the drilling program, partially offset by lower gas prices on gas sales receivable. Inventory and other current assets decreased by $16,000.

Further reducing the Company's ability to generate cash flows and positive working capital were the low gas prices received by the Company in the fourth quarter. The low prices continued into the first quarter of 1995. Generally, prices are beyond the control of the Company and it is limited in its ability to protect its economic interests from the effect of low prices.

To relieve the working capital deficit, on February 15, 1995, the Company established a $2,500,000 line of credit with three private investors. Borrowing under this line of credit bears interest at 11%, which is payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998. Amounts available under the line of credit will also be used to pay for the Company's drilling activities. As of May 1, 1994, the Company had borrowed $2,000,000 under the line of credit. Management believes that the ultimate result of the drilling activities, which are primarily aimed at oil production, will be to increase cash flow, thereby reduce the working capital deficit and increase liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, the sales from successful drilling activities are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital. There can be no assurance that the proceeds from the line of credit and drilling activities will eliminate the working capital deficit. If they do not, however, the Company will take other measures to improve its working capital position. While it has no current intention to do so, management could reduce expenses through staff layoffs and other means of expense reduction, sell non-core properties, or obtain additional financing.

Results of Operations

The following table summarizes the revenues from oil and gas operations for the following years:

                             1992        1993*         1994*
    Gas revenues           $465,000   $1,028,000    $2,346,000
    Gas production (mcf)    417,000      695,000     1,648,000
    Average price per mcf    $ 1.14        $1.48        $ 1.42

    Oil revenues           $943,000   $1,033,000    $2,283,000
    Oil production (bbl)     50,000       20,000       146,000
    Average price per bbl   $ 18.99      $ 14.75       $ 15.64

    Production and opera-
       ating costs per BOE   $ 6.72       $ 5.91         $5.23

    Depreciation, depletion
        and amortization
        per BOE              $ 2.57       $ 5.13         $5.55

* Does include 961,000 mcf and 48,000 bbls in 1994 and 70,000 mcf and 6,000 bbls in 1993 delivered to Enron pursuant to the terms of the volumetric production payment agreement.

                     1994 Compared to 1993

The Company used net cash for operating activities of $235,000 in 1994 compared to generating $10,114,000 in 1993. Included in these losses is depreciation, depletion and amortization of $2,409,000 and $937,000, respectively. Amortization of deferred revenue of $2,366,000 in 1994 and $184,000 in 1993 negatively impacted cash flow from operating activities. A loss of $1,631,000 was incurred in 1994, $444,000 more than the loss of $1,187,000 experienced during 1993. In 1993, proceeds from the volumetric production payment increased cash from operating activities by $10,002,000. Other non-cash items were $93,000 and $210,000, in 1994 and 1993, respectively. An increase in accounts payable and accrued liabilities of $1,549,000 in 1994 increased cash flows from operating activities, whereas increases in accounts receivable and other assets of $357,000 decreased available cash flows.

The Company's investing activities used cash flows of $2,081,000 in 1994 compared with $13,056,000 last year. The Company invested significantly more in reworking, recompleting, drilling and developing properties in 1994. However, the Company completed a $22,400,000 acquisition effective January 1, 1993 (of which $7,343,000 was in the form of a note). The adjusted purchase price on closing at September 30, 1993 was $20,391,000. The September 1993 acquisition of producing oil and gas properties has had a significant impact on the results of the Company's operations. The results of operations from January 1, 1993 to September 30, 1993 of the acquired properties were recorded as a reduction of the purchase price.

Financing activities netted cash flows of $1,440,000 in 1994, mainly due to the sale of the Company's Series B Stock resulting in net proceeds of $3,774,000. Dividends on the Series B Stock totaled $228,000. Also impacting cash flows provided by financing activities was payment of the Company's net profits interest and accrued interest, a change of $2,075,000 since yearend. In 1993, financing activities provided cash flows of $3,683,000, reflecting the sale of $8,940,000 of the Company's common stock, proceeds from the exercise of options of $278,000, and the sale of the net profits interest of $1,998,000 which was reduced by a $120,000 origination fee. Payments on long-term debt of $31,000 and $70,000 decreased cash provided by financing activities in 1994 and 1993, respectively.

Exclusive of quantities produced and delivered pursuant to the Company's volumetric production payment, 1994 oil and gas sales increased to $2,263,000 from $1,877,000 in 1993, representing a $386,000 (or 21%) increase. This increase is due primarily to the September 1993 acquisition, and enhancement and drilling operations completed. Oil production net to Mallon increased by 28,000 barrels or approximately 40%. Not included in the oil production totals presented above is 48,000 and 6,000 barrels in 1994 and 1993, respectively, which were delivered to Enron in accordance with the terms of the volumetric production payment. Reserve engineering forecasts indicate oil production of 106,000 barrels from proved developed producing reserves in 1995, after delivery of 37,000 barrels to Enron. These quantities do not include reserves to be produced from the Company's current drilling program. Management believes that this drilling program will provide a substantial increase in oil production in 1995. Average oil prices increased from $14.75 per barrel in 1993 to $15.64 per barrel 1994, a 6% increase. Through the first quarter of 1995, oil prices have continued to increase.

Gas production net to Mallon increased by 62,000 mcf (or 10%) in 1994. Natural gas production delivered to meet the demand of the volumetric production payment was 961,000 mcf in 1994, thereby limiting the net amount to the Company (70,000 mcf were delivered in 1993). Further, production was curtailed in the Company's Burns Ranch area, further reducing gas production for the Company's account. Reserve engineering forecasts indicate gas production of 490,000 mcf from proved developed producing reserves in 1995, after delivery of 849,000 mcf to Enron.
Average gas prices decreased in 1994 by $.06 per mcf (or 4%).
The decrease in gas prices adversely affects the Company's potential to generate cash flows. However, prices have risen since yearend.

Included in total revenues for 1994 is $2,366,000 from the amortization of the Company's deferred revenues. Deferred revenues were recorded from the sale of a volumetric production payment covering approximately 4.3 MMBTU of gas and 215,000 barrels of oil. The deferred revenue is amortized over eight years as deliveries are made to the purchaser. The Company delivered approximately 961,000 mcf and 48,000 barrels to Enron in 1994. The Company incurs all costs related to the production and delivery of these quantities.

Further limiting the Company's ability to generate cash flows was the fact that certain of the Company's significant wells, including the Mobil 12, the White Baby Comm. #1 and #2, the Eddy 21 Federal #1, and the Allied 21 Federal #1 were shut-in during the first part of 1994 while production enhancement operations were performed. Also, the South Carlsbad compressor was out of service during most of the first quarter.

Lease operating expense per equivalent barrel averaged $5.23 in 1994, compared to $5.91 in 1993. The decrease of $.68 (or 12%) is due primarily to the lower operating costs of the acquired properties and operational efficiencies employed by the Company's field personnel. This reduction occurred despite substantial costs for significant workovers and repairs on the Company's properties in 1994. The Company is constantly working to improve operations and decrease operating expense. While total lease operating expenses may not decrease in 1995, management intends to continue the decrease in per barrel expense.

There were no sales of gold and silver in 1994 or 1993, and no sales are expected in the immediate future. The Company recognized management fees of $81,000 associated with the Newmont operation in 1993. This agreement expired as of March 31, 1993. Direct costs related to the mining operation were $169,000 in 1994 and $133,000 in 1993. Laguna has raised approximately $2,500,000 in early 1995. The proceeds from this offering will be used to fund the operations of Laguna for a twelve month period. The program includes additional core drilling to expand mineable reserves on the Rio Chiquito anomaly located on Laguna's Costa Rica concessions, and preparation of a bankable feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna stock when market conditions become favorable. Proceeds will also be used to fund day-to-day operations of Laguna. The net result should be an increase in cash flows to the Company in 1995.

Depreciation, depletion and amortization increased to $5.55 per barrel of oil equivalent for 1994, up from $5.13 in 1993. The increase of $0.42 (or 8%) reflects a decrease in production in relation to the underlying reserve base, which declined due to low yearend gas prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties. As of December 31, 1994, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $916,000. However, oil and gas prices have increased subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicates that the oil and gas properties were not, in fact, impaired. Accordingly, the $916,000 impairment was not charged to expense as of December 31, 1994.

Interest and other expense of $116,000 was down significantly in 1994 ($244,000 was incurred in 1993) as the Company incurred interest at 15% on its net profits interest in 1993. The net profits interest was paid in April 1994. However, the Company has a $2,500,000 line of credit established in 1995, which bears interest at 11%. Accordingly, management expects interest expense to increase in 1995.

Total general and administrative costs were $1,806,000 in 1994, an increase of $623,000 (or 53%) over the $1,183,000 for 1993.
The increase is due primarily to increased salary expense for additional personnel directly related to the September 1993 acquisition. Legal fees increased dramatically, as the Company was plaintiff in a complex lawsuit in which it sought substantial damages. Travel expenses increased significantly due the effort in pursuing the realization of the mining property. The Company had anticipated general and administrative expenses of approximately $1,500,000 for 1994. The entire overrun was due almost exclusively to legal expenses of $360,000. The Company has budgeted general and administrative expenses of approximately $1,600,000 for 1995.

The factors discussed above combined to result in a net loss of $1,631,000 for 1994, compared to a net loss of $1,187,000 for 1993. This represents a $444,000 (or 37%) decrease in the Company's profitability.

The Company paid the 8% dividend on its $4,000,000 face value
Series B Stock. This amount totaled $228,000 for the period from April 16, 1994 to December 31, 1994. The annual dividend is
$320,000, payable quarterly.

                     1993 Compared to 1992

The Company's revenues increased for 1993 to $2,391,000 from $1,977,000 in 1992 as a result of increased production, which is in turn attributable to having the Pennzoil Properties on production for the fourth quarter. Mining revenues decreased as a contract expired in March 1993 and only three months of mining management fees were earned for the year.

Lease operating expense per equivalent barrel averaged $5.91 during 1993 compared to $6.72 for 1992. This improvement is primarily attributable to the lower operating costs of the Pennzoil Properties included in the operating results for the fourth quarter.

Depreciation, depletion and amortization totaled $937,000 in 1993, up $583,000 or 165% from the prior year. This increase, which was expected, was the result of increased production and an increased depletion base.

General and administrative expenses also increased, as was expected, due to the acquisition of the Pennzoil Properties. The increase of $292,000 was due largely to an increase in non-cash compensation paid to employees, consultants and directors of $44,000, an increase in salaries, bonuses and related taxes and benefits of $100,000, and an increase in professional fees of $40,000.

The 1993 net loss increased to $1,187,000 from a loss of $268,000 in 1992. The increased loss resulted because the increased revenues were more than offset by an increase in expenses, especially depreciation, depletion and amortization and interest expense.

Miscellaneous

The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986 (the "Code") applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced by it (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

At December 31, 1994, the Company had a net operating loss ("NOL") carryforward of approximately $7,000,000, which will begin to expire in 2005. The amount and availability of an NOL carryforward is subject to a variety of interpretations and restrictions. Under a provision of the Code, a corporation's ability to utilize an NOL carryforward to offset income following an "ownership change" is limited. If an ownership change occurs, the ability of the Company to use its NOL carryforward will be limited so that a portion of the Company's NOL carryforward will not be available to offset the Company's taxable income in a particular year. Management is not aware of any such ownership change.

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

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual
Report on Form 10-K:

    1.  Financial Statements:  See the accompanying "Index of
Consolidated Financial Statements" at page F-1.

    2.  Exhibits
                         EXHIBIT INDEX
                                                       Sequential
Exhibit                                                   Page
Number    Document Description                           Number

*3.01    Articles of Incorporation                          (1)
*3.02    Bylaws                                             (1)
*3.03    Statement of Designations --
            Series A Preferred Stock                        (4)
*3.04    Statement of Designations --
            Series B Preferred Stock                        (8)
Material Contracts
*10.21    Farmout Agreement among Southland Royalty
            Company, Robert L. Bayless and Mallon Oil
            Company covering the Burns Ranch Prospect       (1)
*10.35    Exploitation Concession Permit #1888 for lands
            to be mined at Rio Chiquito                     (2)
*10.38    Overseas Private Investment Corporation,
            Contract of Insurance                           (3)
*10.1.1   Stock Purchase Agreement dated December 22, 1989  (4)
*10.1.2   Shareholders Agreement dated December 28, 1989    (4)
*10.48    Purchase and Sale Agreement between Pennzoil
            Exploration and Production Company and the
            Company dated June 3, 1993                      (6)
*10.51    Purchase and sale agreement between Mallon Oil
            Company and Enron Reserve Acquisition Corp.     (6)
*10.52    Production and Delivery Agreement between Mallon
            Oil and Enron                                   (6)
*10.53    Conveyance of Overriding Royalty from Mallon
            Oil to Enron                                    (6)
*10.54    Assignment of Overriding Royalty from Mallon
            Oil to Cactus Hydrocarbons                      (6)
 10.55    Loan Agreement dated February 15, 1995            45

Executive Compensation Plans and Arrangements
*10.1.3   Equity Participation Plan,
            amended November 2, 1990                        (5)
*10.1.4   Stock Compensation Plan for Outside Directors     (7)
Consents
  23.1    Consent of Price Waterhouse LLP                   82
  23.2    Consent of Hein + Associates LLP                  83
__________________________
* The exhibit numbers are the exhibit numbers assigned in the previous filings with the Securities and Exchange Commission, which are identified in the notes below.
(1) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-4 (SEC File No. 33-23076) filed on August 15, 1988.
(2) Incorporated by reference from Mallon Minerals Corporation (Commission File No. 0-11673) Form 10-K for fiscal year ended February 28, 1986.
(3) Incorporated by reference from Mallon Minerals Corporation (Commission File No. 0-11673) Form 10-K for fiscal year ended February 28, 1987.
(4) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on January 8, 1990.
(5) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.
(6) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-3 (SEC File No. 33-65846) filed on July 12, 1993.
(7) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-8 (SEC File No. 33-39635) filed on March 28, 1991.
(8) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on April 15, 1994.

            Index of Consolidated Financial Statements

                                                            Page

Independent Auditors' Reports                                F-2
Consolidated Balance Sheets                                  F-4
Consolidated Statements of Operations                        F-6
Consolidated Statements of Stockholders' Equity              F-7
Consolidated Statements of Cash Flows                        F-8
Notes to Consolidated Financial Statements                   F-9

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mallon Resources Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company restated its 1994 consolidated financial statements related to accounting for its Series B Mandatorily Redeemable Convertible Preferred Stock.

As of December 31, 1994, the Company had a net investment in mineral properties and equipment of approximately $4,500,000.
The ability of the Company to recover this investment is dependent upon achieving and maintaining profitable operations at the mine or sale of the property. Management's plans in this regard are discussed in Note 3.

    /s/ Price Waterhouse LLP

Price Waterhouse LLP

Denver, Colorado
May 5, 1995

                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Mallon Resources Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mallon Resources Corporation and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

    /s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Denver, Colorado
March 12, 1993

           MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              December 31,
                                         1993           1994
Current assets:
   Cash and cash equivalents         $    964,000   $     88,000
   Accounts receivable, with no
     allowance for doubtful accounts:
       Joint interest participants        229,000        490,000
       Related parties                     13,000         15,000
       Oil and gas sales                  636,000        551,000
       Other                                -----         79,000
   Inventories                             24,000         30,000
   Other                                  111,000         89,000
         Total current assets           1,977,000      1,342,000

Property and equipment:
   Oil and gas properties,
      under full cost method           38,885,000     41,127,000
   Mining properties and equipment      4,832,000      4,888,000
   Other equipment                        294,000        375,000
                                       44,011,000     46,390,000
Less accumulated depreciation,
   depletion and amortization         (17,425,000)   (19,834,000)
                                       26,586,000     26,556,000

Other assets:
   Notes receivable, related parties       41,000         43,000
   Other, net                             169,000        285,000

Total Assets                          $28,773,000   $ 28,226,000

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion
      of long-term debt               $    10,000   $     -----
   Trade accounts payable               1,354,000     2,837,000
   Deferred revenues and drilling
      advances                            103,000       207,000
   Accrued taxes and expenses              48,000        62,000
         Total current liabilities      1,515,000     3,106,000

Notes payable                              20,000         -----

Drilling advances                         316,000       315,000

Net profits interest                    2,075,000         -----

Deferred revenues                       9,818,000     7,452,000

Commitments and contingencies (Note 7)

Series B Mandatorily Redeemable Convertible
   Preferred Stock, $0.01 par value,
   500,000 shares authorized, 0 and
   400,000 shares issued and outstanding,
   respectively, liquidation preference
   and mandatory redemption of $4,000,000   -----     3,804,000

Stockholders' equity:
   Series A Preferred Stock, $0.01 par
      value, 1,467,890 shares authorized,
      1,100,918 shares issued and outstanding,
      liquidation preference $6,000,000  5,730,000    5,730,000
   Common Stock, $0.01 par value,
      25,000,000 shares authorized;
      7,597,725 and  7,672,503 shares
      issued and outstanding, respectively  76,000       77,000
    Additional paid-in capital          38,547,000   38,727,000
    Accumulated deficit                (29,324,000) (30,985,000)
         Total stockholders' equity     15,029,000   13,549,000

Total Liabilities and Stockholders'
    Equity                            $ 28,773,000 $ 28,226,000

The accompanying notes are an integral part of these consolidated financial statements.

            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Years Ended December 31,
                                       1992         1993         1994
Revenues:
   Oil and gas sales                $1,408,000   $1,877,000   $2,263,000
   Deferred revenue amortization         -----      184,000    2,366,000
   Mining management fee               324,000       81,000        -----
   Operating service revenue           145,000      201,000      347,000
   Interest and other                   99,000       48,000      106,000
                                     1,976,000    2,391,000    5,082,000

Costs and expenses:
   Oil and gas production              800,000    1,076,000    2,197,000
   Mine operating expense              171,000      133,000      169,000
   Depreciation, depletion and
      amortization                     354,000      937,000    2,409,000
   General and administrative          891,000    1,183,000    1,806,000
   Interest and other                   28,000      249,000      132,000
                                     2,244,000    3,578,000    6,713,000

Net loss before preferred
    dividends                         (268,000)  (1,187,000)  (1,631,000)

Dividends on preferred stock
    and accretion                        -----        -----     (258,000)

Net loss available to common
    stockholders                    $ (268,000)  $(1,187,000) $(1,889,000)

Net loss per share of common stock  $     (.06)  $     (0.22) $     (0.25)

Weighted average shares outstanding  4,781,000     5,471,000    7,664,000

The accompanying notes are an integral part of these consolidated financial statements.

            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Series A                             Additional
                           Preferred Stock    Common Stock      Paid-in  Accumulated
                           Shares     Amount  Shares    Amount  Capital  Deficit  Total
                                      (000's)           (000's) (000's)  (000's)  (000's)
Balances 1/1/92            1,100,918  $5,730  4,679,801  $ 47   $28,737  $(27,869)  $6,645
Private placement
   of common stock             -----   -----    100,000     1       212     -----      213
Stock issued for
   consulting fees             -----   -----      7,500    --        19     -----       19
Employee stock options
   exercised                   -----   -----     30,500    --     -----     -----    -----
Stock issued to directors      -----   -----     23,226    --     -----    -----     -----
Stock to be issued to
   directors                   -----   -----      -----    --         8    -----         8
Employee stock options
   granted                     -----   -----      -----    --       121    -----       121
Net loss                       -----   -----      -----    --        --    (268)     (268)
Balances 12/31/92          1,100,918   5,730  4,841,027    48    29,097  (28,137)    6,738
Private placement
   of common stock             -----   -----  2,213,888    22     8,918    -----     8,940
Stock options exercised        -----   -----    100,000     1       261    -----       262
Employee stock options
   exercised                   -----   -----      3,240    --        16    -----        16
Stock issued to directors      -----   -----      1,570    --         8    -----         8
Stock issued for FGC           -----   -----    400,000     4      (105)   -----     (101)
Stock issued for property
   and equipment               -----   -----     30,000     1       150    -----       151
Options exercised for
   services                    -----   -----      8,000    --        33    -----        33
Stock issued to directors      -----   -----      -----    --         4    -----         4
Employee stock options
   granted                     -----   -----      -----    --       165   -----        165
Net loss                       -----   -----      -----    --     -----  (1,187)   (1,187)
Balances 12/31/93          1,100,918   5,730  7,597,725    76    38,547  (29,324)   15,029
Employee stock options
   exercised                   -----   -----      5,000    --     -----    -----     -----
Stock issued to directors      -----   -----      3,078    --        11    -----        11
Stock issued for property
   and equipment               -----   -----     66,700     1       299    -----       300
Employee stock options
   granted                     -----   -----      -----    --        32    -----        32
Other                          -----   -----      -----    --        66    -----        66
Dividends on preferred
   stock                       -----   -----      -----    --      (228)   -----     (228)
Accretion on preferred
   stock                       -----   -----      -----    --     -----      (30)     (30)
Net loss                       -----   -----      -----    --     -----   (1,631)  (1,631)
Balances 12/31/94          1,100,918  $5,730  7,672,503    $77  $38,727 $(30,985) $13,549

The accompanying notes are an integral part of these consolidated financial statements.

            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31,
                                          1992        1993         1994
Cash flows from operating activities:
   Net loss                            $(268,000)  $(1,187,000)  $(1,631,000)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
        Depletion, depreciation and
           amortization                  354,000       937,000     2,409,000
        Stock issued for compensation    148,000       210,000        43,000
        Amortization of deferred revenues  -----      (184,000)   (2,366,000)
        Changes in operating assets and liabilities:
           (Increase) decrease in:
              Accounts receivable        (13,000)     (607,000)     (257,000)
              Inventories                 10,000         -----        (6,000)
              Other assets                42,000      (117,000)      (94,000)
           Increase (decrease) in:
              Accounts payable          (241,000)      963,000     1,549,000
              Accrued taxes and expenses  15,000       105,000        14,000
              Deferred revenues and
                 drilling advances         -----        (8,000)      104,000
              Proceeds from volumetric
                 production payment        -----    10,002,000         -----
Net cash provided by (used in)
    operating activities                  47,000    10,114,000      (235,000)

Cash flows from investing activities:
   Increase in notes receivable -
      related party                       (7,000)       (8,000)       (2,000)
   Additions to property and equipment  (190,000)  (13,048,000)   (2,079,000)
   Proceeds from sale of oil and gas
      properties and other               108,000         -----         -----
Net cash used in investing activities    (89,000)  (13,056,000)   (2,081,000)

Cash flows from financing activities:
   Payments on long-term debt           (219,000)      (70,000)      (31,000)
   Payments of note payable                -----    (7,343,000)        -----
   Proceeds from sale of net profits
      interest                             -----     1,998,000         -----
   Payments on net profits interest        -----         -----    (2,075,000)
   Payment of origination fee for
      net profits interest                 -----      (120,000)        -----
   Net proceeds from private placement
      of common stock                    213,000     8,940,000         -----
   Proceeds from stock options exercised   -----       278,000         -----
   Issuance of preferred stock, net        -----         -----     3,774,000
   Payment of preferred dividends          -----         -----      (228,000)
Net cash (used in) provided by
   financing activities                   (6,000)    3,683,000     1,440,000

Net increase (decrease) in cash
   and cash equivalents                  (48,000)      741,000      (876,000)

Cash and cash equivalents,
   beginning of year                     271,000       223,000       964,000

Cash and cash equivalents, end of year $ 223,000    $  964,000   $    88,000

Supplemental cash flow information:
   Cash paid for interest              $  30,137    $   93,271   $   175,000
   Cash paid for income taxes          $   -----    $    -----   $     -----
   Non-cash transactions:
      Note payable exchanged for oil
         and gas property                  -----    $7,343,000         -----
      Issuance of common stock in exchange for:
         Acquisition of FGC, net of
            $70,000 property acquisition   -----      (101,000)        -----
         Acquisition of property and
            equipment                      -----       151,000      $300,000



The accompanying notes are an integral part of these consolidated financial statements.

            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization:
    Mallon Resources Corporation (the "Company" or "MRC") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company had no significant business activity until December 21, 1988 when the combination of two companies and 19 limited partnerships into MRC became effective (the "Consolidation"). The participants in the Consolidation were Mallon Oil Company ("MOC"), a privately held Colorado corporation, Mallon Minerals Corporation (which is now known as Laguna Gold Company ("LGC")), a publicly held Colorado corporation, 15 Colorado limited partnerships for which MOC served as a general partner and four Colorado limited partnerships for which LGC served as a general partner.
Effective December 21, 1988, the Company issued shares of its $0.01 par value common stock in exchange for all of the shares of MOC and LGC and for the net assets of all of the partnerships.

Principles of Consolidation:
    The consolidated financial statements include the accounts of MOC, LGC, and all of their wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash Equivalents:
    Cash equivalents include amounts which are readily convertible into cash and have an original maturity of three months or less, such as bankers acceptances, certificates of deposit, and commercial paper.

Inventories:
    Inventories, which are composed of oil and gas lease and well equipment, and mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Oil and Gas Properties:
    Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development are capitalized. All such costs are in one cost center, the continental United States. Costs incurred on foreign oil and gas properties are not material.

    Proceeds on disposal of properties are ordinarily accounted for as adjustments of capitalized costs, with no profit or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Costs capitalized net of accumulated depreciation, depletion and amortization, and the deferred revenue from the volumetric production payment, cannot exceed the estimated future net revenues, net of the related income tax effects, discounted at 10%, of the Company's proved reserves.

    Depletion is calculated using the units-of-production method based upon the ratio of current period production to estimated proved oil and gas reserves expressed in physical units, with oil and gas converted to a common unit of measure on the basis of their relative energy content.

    Estimated abandonment costs (including estimated plugging, site restoration, and dismantlement expenditures) are accrued if the estimated costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. As of December 31, 1994, estimated salvage values equaled or exceeded estimated abandonment costs.

Mineral Properties and Equipment:
    The Company expenses general prospecting costs as incurred while the costs of acquiring and exploring unproved mining properties are capitalized, pending a decision as to the commercial profitability of projects. Costs of subsequent development of mining operations are deferred. When commercially profitable ore reserves are developed, deferred costs are amortized when operations commence using the units-of-production method based on the estimated tons of ore to be recovered. Upon abandonment or sale of projects, all deferred costs relating to the specific project are expensed in the year abandoned or sold and the gain or loss is recognized. Proceeds from advanced royalties are accounted for as adjustments of capital costs, with no profit or loss recognized.

    Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is depreciated at approximately 2% per year.

    Capitalized costs, net of accumulated depreciation, depletion and amortization, may not exceed the estimated net realizable value of the properties, as determined by management on a quarterly basis. Management estimates net realizable values based on reserve reports (including informal deposit, resource and reserve estimates prepared by Company staff), feasibility studies, engineering data, commodity prices and market trends, actual or projected mining and operating costs, estimated income, severance and other taxes, and other information deemed to be relevant to such estimations. As of December 31, 1994, capitalized costs were less than estimated net realizable values.

Other Property and Equipment:
    Other property and equipment are recorded at cost, and depreciated over their estimated useful lives (five to seven years) using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures which increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

Gas Balancing:
    The Company uses the entitlements method for recording natural gas sales revenues. Under the entitlements method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

Intangible Assets:
    Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Deferred Revenues:
    Revenues billed in advance for services are deferred and recorded in income in the period in which the related services are rendered. Revenues received in advance of production are classified as deferred revenue. The deferred revenue is amortized as production and delivery occur.

Income Taxes:
    In fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109,
"Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of those assets and liabilities. The adoption of SFAS No. 109 had no impact on the Company's 1993 consolidated financial statements.

    The benefits of tax credits will be reflected as a reduction of income tax expense in the year in which management determines that such credits are more likely than not realized.

Management Fees:
    Management fees received in connection with oil and gas properties are credited to the full cost pool. All other management fees are recorded as income when earned.

Foreign Currency Translation:
    Management has determined the U.S. dollar to be the functional currency for Costa Rican operations. Accordingly, the assets, liabilities and results of operations of the Costa Rican subsidiaries are measured in U.S. dollars. Transaction gains and losses are not material for any of the periods presented.

Per Share Data:
    Per share data is calculated using the weighted average number of common shares outstanding during each period. Common equivalent shares are excluded from the calculation because they are anti-dilutive.

Change in Reporting of Mandatorily Redeemable Convertible
Preferred Stock:
    The Company has corrected the accounting for its Mandatorily Redeemable Convertible Preferred Stock. The balance of such preferred stock has been reclassified and is now presented outside the equity section. Further, the Company is recording accretion for the difference between the net proceeds received and the mandatory redemption amount of $4,000,000. The effect of this correction was to reduce stockholder's equity at December 31, 1994 by $3,804,000 and to increase the net loss available to common stockholders and the net loss per common share for the year ended December 31, 1994 by $30,000 and $.01, respectively.

Note 2.  OIL AND GAS PROPERTIES

    The Company's oil and gas activities are conducted entirely in the United States. Although the Company has made a bid for oil and gas concessions in Costa Rica, no concessions have been awarded, and the Company has not incurred significant costs to date. Therefore, all data herein is associated with the continental United States cost center.

    Depletion of oil and gas property costs were $2.57, $5.13 and $5.55 per equivalent barrel of oil production for the years ended
December 31, 1992, 1993, and 1994, respectively.

    In March 1993, the Company signed a letter of intent for the purchase of interests in certain properties for $23 million. On September 30, 1993, the Company closed the transaction for an adjusted purchase price of approximately $19,300,000. The purchase price was paid through the sale of a volumetric production payment for net proceeds of $10,002,000, the sale of a net profits interest for $1,998,000, which was repaid in April 1994, and a note payable to the seller of $7,343,000, which was paid in November 1993.

    The operations of the acquired properties have been included with the Company's accompanying consolidated statements of operations, beginning October 1, 1993. The following represents the unaudited pro forma results of operations for the year ended December 31, 1993, assuming the acquisition had taken place as of January 1, 1993:

    Total revenues                                 $6,006,000

    Net loss available to common stockholders      $ (242,000)

    Earnings per share                             $     (.03)

Capitalized Costs Relating to Oil and Gas Activities:

                                   December 31,
                             1992          1993         1994
 Oil and gas properties  $ 18,668,000  $ 38,885,000 $ 41,127,000
 Accumulated depreciation,
   depletion and
   amortization           (15,798,000)  (16,863,000) (19,011,000)
                            2,870,000    22,022,000   22,116,000

 Deferred revenues attri-
   butable to the volumetric
   production payment           -----    (9,818,000)  (7,452,000)

                         $  2,870,000  $ 12,204,000  $ 14,664,000

    The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base. As of December 31, 1994, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $906,000. However, oil and gas prices increased subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicates that the oil and gas properties were not, in fact, impaired. Accordingly, the $906,000 impairment was not charged to expense as of December 31, 1994.

Costs Incurred in Oil and Gas Producing Activities:

                              For the Year Ended December 31,
                               1992         1993        1994
    Property acquisition
       costs                $  34,000   $16,919,000   $  721,000
    Exploration costs          31,000       144,000      325,000
    Development costs          99,000     3,174,000    1,477,000
    Full cost pool credits   (103,000)      (21,000)    (142,000)

                            $  61,000   $20,216,000   $2,381,000

Results of Operations from Oil and Gas Producing Activities:

                               For the Year Ended December 31,
                                1992        1993         1994
Oil and gas sales            $1,408,000  $ 1,877,000  $2,263,000
Deferred revenue amortization     -----      184,000   2,366,000
Lease operating expense        (800,000)  (1,076,000) (2,197,000)
Depreciation, depletion and
   amortization                (283,000)    (874,000) (2,330,000)
Results of operations - from
   producing activities (excluding
   corporate overhead, interest
   and income taxes)          $ 325,000  $   111,000  $  102,000

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):
    Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm for the years ended December 31, 1992, 1993, and 1994. All of the Company's reserves are located in the continental United States.

                                             Oil        Gas
                                            (BBLS)      (MCF)
Proved Reserves
Reserves, January 1, 1992                   374,000   11,905,000
   Extensions, discoveries and additions     22,000      147,000
   Production                               (50,000)    (417,000)
   Revisions                                 (9,000)    (743,000)
Reserves, December 31, 1992                 337,000   10,892,000
   Acquisition of reserves in place         855,000   14,967,000
   Sale of reserves in place               (215,000)  (3,626,000)
   Extensions, discoveries and additions      8,000       20,000
   Production                               (64,000)    (625,000)
   Revisions                                (62,000)     708,000
Reserves, December 31, 1993                 859,000   22,336,000
   Extensions, discoveries and additions    664,000      448,000
   Production                               (98,000)    (858,000)
   Revisions                                119,000   (5,632,000)
Reserves, December 31, 1994               1,544,000   16,294,000

    Much of the downward revision in total gas reserves in 1994 is attributable to a 27% decrease in gas prices and a significant downward revision as a result of decreased actual production on one of the Company's major properties.

                                            Oil          Gas
                                           (BBLS)       (MCF)

Reserves attributable to the volumetric production payment
(not included above)
    December 31, 1993                     209,000     3,575,000

    December 31, 1994                     162,000     2,938,000

Proved Developed Reserves

    December 31, 1992                     231,000     6,495,000

    December 31, 1993                     602,000    17,999,000

    December 31, 1994                     811,000    11,733,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (unaudited):
    The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:

                            For the Year Ended December 31,
                             1992          1993          1994
Future cash in-flows     $ 23,170,000  $ 61,012,000 $ 50,964,000
Future production and
   development costs      (12,727,000)  (27,075,000) (28,435,000)
Future income taxes        (1,645,000)   (1,701,000)      -----
Future net cash flows       8,798,000    32,236,000   22,529,000
Discount at 10%            (4,373,000)  (14,048,000)  (8,771,000)

Standardized measure of
   discounted future net
   cash flows            $  4,425,000  $ 18,188,000  $ 13,758,000

    Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest.

    The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                              For the Year Ended December 31,
                             1992         1993          1994
Standardized measure,
   beginning of year      $ 5,162,000  $  4,425,000  $18,188,000
Net revisions to previous
   quantity estimates and
   other                     (267,000)   (2,826,000)  (4,696,000)
Extensions, discoveries,
   additions, and changes
   in timing of production,
   net of related costs       276,000        85,000    3,959,000
Purchase of reserves in
   place                        -----    27,485,000        -----
Sales of reserves in place      -----   (10,002,000)       -----
Increase in future development
   costs                     (142,000)     (906,000)  (1,065,000)
Sales of oil and gas produced,
   net of production costs   (608,000)     (985,000)     (66,000)
Net change in prices and
   production costs        (1,051,000)      602,000   (5,341,000)
Accretion of discount         516,000       443,000    1,819,000
Net change in income taxes    539,000      (133,000)     960,000
Standardized measure,
   end of year            $ 4,425,000   $18,188,000   $13,758,000

    Reserves to be delivered pursuant to the Company's volumetric production payment discussed in Note 6 are excluded from the SFAS No. 69 calculations presented herein. Accordingly, the standardized measure of discounted future net cash flows, which is cash flow based, does not include deferred revenues to be amortized as production and delivery occurs in the future. However, all costs related to such production and delivery, which is a commitment of the Company, are included.

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

Note 3.  MINERAL PROPERTIES

    The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica. The net book value of the mineral properties and equipment was approximately $4,500,000 at December 31, 1994. The Company, through its subsidiary LGC, holds 12 exploration concessions and one exploitation concession covering approximately 182 square kilometers or about 45,000 acres. A 2% gross royalty on production from the Rio Chiquito is reserved for the government of Costa Rica. Sunshine Mining Corp. owns a 5% net profits interest. LGC believes that it has valid rights to the Rio Chiquito concessions, and that all necessary exploration work has been performed.

    In 1984, LGC began active exploration and evaluation of the Rio Chiquito prospect. In April 1987, construction of a small open pit mine and pilot project processing facility commenced. Mining and leaching operations began in October 1987 and the first shipment of gold and silver concentrate occurred in January 1988. Subsequently, LGC experienced negative cash flow from operations due to low volume of ore processed and the resulting high unit operating cost. LGC suspended mining operations effective July 1, 1989 and continuous recovery operations were terminated in October 1989.

    In order to achieve profitable operations, management believes that an additional capital investment is required for equipment and improvements which would increase production rates and lower unit costs. Such equipment and improvements would include additional mining equipment, installation of permanent electricity, and improvements to the processing facilities. During the mine shutdown period, the Company pursued discussions with several possible joint venture partners for a possible joint exploration and development program and, on January 3, 1992, the Company signed an agreement with Newmont Mining Corporation whereby Newmont had certain rights to explore and develop the Rio Chiquito gold mine. For these rights, Newmont agreed to expend $1.3 million on the property. Newmont carried out a core drill program and geochemical sampling program before their agreement ended December 31, 1992. The Newmont agreement was terminated as of December 31, 1992; however, Newmont agreed to continue paying to the Company the $30,000 per month management fee called for under the venture agreement through March 1993. After Newmont's withdrawal, the project is owned 90% by the Company and 10% by Red Rock Ventures, Inc. ("Red Rock"). As part of the joint venture agreement, the owner of Red Rock bought 50,000 shares of the Company's common stock at $2.00 per share and 50,000 shares at $2.25 per share, and had options to buy 50,000 shares for $2.50 per share (which were exercised in March 1993) and 50,000 shares for $2.75 per share in 1993 (which were exercised in September 1993).

    On January 6, 1993, Mallon signed a letter agreement with Polymet Resources Corporation (Polymet), a subsidiary of Minproc Corporation, to carry out a feasibility study on the Rio Chiquito mine. The scope of this project was to study the ore body, the metallurgy of the ore, design an appropriate recovery system and present this information in an appropriate manner to help secure financing to open the mine and construct the proper processing facility. For this work, Polymet was to receive an ownership interest in the mine. That agreement expired. Subsequent to December 31, 1994, the Company and Polymet completed an agreement under which the Company paid Polymet $200,000 in exchange for Polymet's delivery to the Company of all studies, reports, data, and other information Polymet obtained in connection with the original feasibility study.

    Subsequent to yearend, the Company privately placed 25,000 shares of LGC's Series A Convertible Preferred Stock for $2,500,000. The shares of Series A Preferred Stock are convertible into 20% of LGC's common stock. The net effect of this sale is that the Company will retain an 80% equity stake in LGC. Each share of Series A Preferred Convertible Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of the Company's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Series A Convertible Preferred Stock can be converted into 100 shares of LGC $.01 par value common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock. The private placement is scheduled to close May 31, 1995.

Note 4.  NOTES PAYABLE AND LONG-TERM DEBT

    Effective April 18, 1988, LGC purchased certain ore crushing and handling equipment under a note agreement with an original principal balance of $91,000. The balance at December 31, 1993 of $30,000 was paid during 1994.

    On September 30, 1993, the Company purchased certain oil and gas properties. The purchase price was paid in part by delivery of a promissory note in the principal amount of $7,343,000. The principal and accrued interest (8%) thereon was paid on November 24, 1993. As part of the financing of the acquisition, the Company sold a net profits interest (the "NPI") that provided that 80% of the net revenues generated from the acquired properties (exclusive of production delivered in satisfaction of the Production Payment described in Note 6) were payable until such payments aggregated $1,998,000, plus interest thereon equal to 15% per annum. The NPI and accrued interest (a total of $2,152,000) was retired in April 1994.

    On February 15, 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line of credit, which totaled $2,000,000 as of May 1, 1995, bear interest at 11%, which is due and payable monthly. The line of credit is collateralized by certain of the Company's oil and gas properties and is due February 15, 1998.

Note 5.  DRILLING ADVANCES

    In 1988 the Company sold a portion of its working interest in seven proved developed and various undeveloped gas properties located in the Burns Ranch Field to a group of related and unrelated investors. Proceeds from the sale were divided between acquisition costs and future drilling and completion costs which were recorded in the books under current liabilities as deferred revenues and drilling advances.

    Because gas prices are low and excess gas supplies exist, the Company has no current plans to drill in this area in 1995.
Therefore, approximately 75% of these proceeds, which were advanced as turnkey drilling contracts payments, have been classified as long-term debt at December 31, 1993 and 1994.

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

                                            Scheduled Deliveries
                               Annual       Natural Gas    Oil
                            Amortization       (MCF)      (Bbl)
    1995                     $ 2,029,000      849,000     37,000
    1996                       1,485,000      614,000     28,000
    1997                       1,168,000      457,000     26,000
    1998                         943,000      351,000     23,000
    1999                         751,000      275,000     19,000
    2000                         611,000      223,000     16,000
    2001                         465,000      169,000     12,000

                              $7,452,000    2,938,000    161,000

Note 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases:
    The Company leases office space under non-cancelable leases which expire October 1997. Rental expense is recognized on a straight-line basis over the term of the lease. The Company has no other lease agreements that have initial or remaining non-cancelable lease terms in excess of one year. The total minimum rental commitments at December 31, 1994 are as follows:

    1995         $  81,000
    1996            81,000
    1997            68,000

                 $ 230,000

    Rent expense was $56,000, $56,000 and $74,000 for the years ended December 31, 1992, 1993, and 1994, respectively.

Benefit Plans:
    Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). MRC and its affiliates match an employee's contribution to the 401(k) Plan in an amount up to 25% of his or her eligible monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, in the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1992, 1993 and 1994, the Company made $4,000, $6,000 and $8,000, respectively, of matching contributions and no discretionary contributions.

    The Company maintains a plan to provide additional compensation to employees from lease revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1992, 1993 and 1994, a total of $30,000, $40,000 and $59,000, respectively, was distributed to employees.

Contingencies:
    In 1993, the Minerals Management Service commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties is contesting certain deficiencies. The audit is not complete, and it is not possible for the Company to estimate any potential liability. However, management of the Company does not believe that the ultimate outcome of this matter will have a material negative impact on the financial position, liquidity or results of operations of the Company. This matter has been dormant for more than a year.

    The Company is a defendant in a matter which arises out of an automobile accident involving one of the Company's employees.
The matter has been referred to the Company's automobile insurance carrier for defense. The Company does not believe it will have exposure for damages beyond its insurance coverage limits.

Note 8.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of its new Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share ("Series B Stock"). Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. The newly created Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a conversion price of $4.25 per share. Gross proceeds from the Placement were $4,000,000 and net proceeds were approximately $3,774,000. In connection with the Series B Stock, dividends of $228,000 were paid in 1994.

Note 9.  CAPITAL

Preferred Stock:
    The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.01 per share, to establish the number of shares to be included in each series and to fix the designation, rights, preferences and limitations of the shares of each series.

    The 1,100,919 shares of Series A Preferred Stock are convertible to common stock of the Company on a share for share basis at any time at the option of the holder, or automatically if the common stock of the Company trades at $5.39 per share.
The Series A Preferred Stock provides for a non-cumulative, preferential dividend only to the extent declared by the Company's Board of Directors. The Series A Preferred Stock has a preference on liquidation of $6,000,000 (the original face value); thereafter, after an equivalent amount has been distributed to the holders of common stock, it shares proportionately with the common stock. It has the right to one vote for each share of common stock into which it could be converted, with voting powers equal to holders of common stock. In addition, the Series A Preferred Stock has the right to elect one director to the Company's Board of Directors. The Series A Preferred Stock is not redeemable and may not be called.

Common Stock:
    The Company has reserved 1,113,173 and 941,177 shares of common stock for issuance upon a possible conversion of the Series A and Series B Stock, respectively.

    The Company adopted the Mallon Resources Corporation 1988 Equity Participation Plan (the "Equity Plan"). Under the Equity Plan, 1,000,000 shares of common stock have been reserved in order to provide for incentive compensation and awards to employees and consultants. The Equity Plan provides that a three member committee may grant stock options, awards, stock appreciation rights, and other forms of stock-based compensation in accordance with the provisions of the Equity Plan. No grants or awards were made under the Equity Plan until June 22, 1990.

    On June 22, 1990, the Compensation Committee of the Board of Directors of the Company approved the grant of options for 178,800 shares of the Company's common stock to certain officers and employees, exercisable at a price of $0.01 per share. Subsequently, options for 31,560 shares that had not vested were canceled due to employee resignations. During 1994, an additional 69,000 options were issued to certain officers and employees exercisable at a price of $.01 per share, which vest annually beginning in 1995 through 1999. As of December 31, 1994, options for 112,380 shares were vested and exercisable. The difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense with a corresponding increase to Stockholders' Equity.

    Also on June 22, 1990, options exercisable at $.01 per share for 10 years were granted that do not vest until the market price of the Company's common stock exceeds certain prices for in excess of 120 consecutive days, as follows:

    Stock Price        Aggregate
    in excess of:    shares covered:
       $  8.00          20,750
       $10.00           20,750
       $12.00           41,500

    Management of the Company reviews the probability of these options vesting on a quarterly basis. When management believes it is probable that the stock will reach the required levels for vesting, it will begin accruing compensation expense based on the difference between the market price of the stock at that date and the exercise price. No compensation expense was recorded for these options during the years ended December 31, 1994, 1993 and 1992. Any difference between the amount of accrued compensation at the date the stock has attained the required level for 120 consecutive days and the amount accrued will be charged to operations in that period.

    The Board of Directors of the Company approved a Stock Compensation Plan for outside directors of the Company. This plan provides that the Company's outside directors (presently three in number) will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company has expensed $8,000, $12,000 and $11,000 for the years 1992, 1993 and 1994, respectively.

    In November 1992, the Company granted to a consultant options to purchase 50,000 shares at $6.50 per share, exercisable from November 1993 through October 1997.

    During 1992, Red Rock Ventures, Inc. purchased 50,000 shares of the Company's common stock at $2.00 per share and 50,000 shares at $2.25 per share. During 1993, Red Rock purchased 50,000 additional shares at $2.50 per share and 50,000 shares at $2.75 per share. Red Rock is the Company's joint venture partner in the Rio Chiquito project.

    In April 1993, the Company sold 200,000 shares of its common stock for net proceeds of $931,000 in a private placement offering.

    Also in April 1993, the Company issued 30,000 shares of common stock at $5.00 per share to an existing stockholder in satisfaction of an obligation relating to the drilling of a well.

    In November 1993, the Company completed a private placement of its common stock, selling 2,013,888 shares at $4.50 per share resulting in net proceeds of $8,025,000. A registration statement on Form S-3 was filed, and declared effective in November 1993, which will permit the investors to sell their shares without further registration.

    In February 1994, the Company issued 66,700 shares of its common stock to an individual who is a partner in the same law firm as one of the Company's directors. The Company recorded the stock at the fair value of the stock on the date of grant of $300,000. Subsequent to yearend, an additional 56,000 shares, valued at $112,000, were issued to the same individual. Also subsequent to yearend, $32,000 was paid to this same individuals for consulting services provided.

Note 10.  MAJOR CUSTOMERS

    Sales to customers in excess of 10% of total revenues were:

                                For the Year Ended December 31,
                               1992         1993         1994

    Customer A               $   -----    $222,000    $2,579,000
    Customer B                 436,000     323,000       298,000
    Customer C                 283,000     308,000       573,000
    Customer D                 399,000     302,000       113,000

Note 11.  INCOME TAXES

    The Company incurred a loss for both book and tax purposes in 1992, 1993, and 1994. There is no income tax benefit (expense) for the years ended December 31, 1992, 1993 or 1994.

Deferred tax assets (liabilities) are comprised of the following as of December 31, 1993 and 1994:

                                          1993          1994
Deferred Assets (Liabilities):
   Net operating loss carryforward     $ 1,674,000   $ 2,567,000
   Accumulated depreciation and
      amortization differences           5,127,000     5,355,000
   Other                                    87,000       209,000
     Total deferred tax assets           6,888,000     8,131,000

   Mining properties basis
     differences                        (1,351,000)   (1,312,000)
   Oil, gas and other properties
     basis differences                  (5,238,000)   (5,856,000)
     Total deferred tax liabilities     (6,589,000)   (7,168,000)

   Net deferred tax assets                 299,000       963,000

   Less valuation allowance               (299,000)     (963,000)

                                       $     -----   $     -----

    At December 31, 1994, for tax purposes the Company's remaining net operating loss ("NOL") carryforward was approximately $6,900,000 which will begin to expire in 2005.
This tax loss carryforward is in addition to net operating losses arising from the operations of LGC prior to 1989 which can be utilized only to the extent of future taxable income of LGC, but limited to consolidated taxable income.

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

Note 12.  SEGMENT INFORMATION
    The Company operates in two business segments, oil and gas exploration and production in the United States, and gold and silver mining in Costa Rica. Information regarding total assets by business segment and geographic location for the Company as of December 31, 1992, 1993, and 1994 is as follows:

                                     December 31,
                            1992         1993          1994
   Total assets:
      Oil and gas        $3,682,000   $24,442,000    $23,746,000
      Mining              4,055,000     4,331,000      4,480,000

                         $7,675,000   $28,773,000    $28,226,000

                                     December 31,
                            1992         1993          1994
    United States        $3,647,000   $24,375,000    $23,777,000
    Costa Rica            4,028,000     4,398,000      4,449,000

                         $7,675,000   $28,773,000    $28,226,000

    The following tables summarize the Company's revenues, operating income or loss, depreciation and depletion and capital expenditures by business segment for years ended December 31, 1992, 1993 and 1994:

                            1992         1993          1994
Revenues:
   Oil and gas           $1,653,000   $2,310,000     $ 5,082,000
   Mining                   324,000       81,000          -----

                         $1,977,000   $2,391,000     $ 5,082,000

Operating income (loss):
   Oil and gas           $ (322,000) $(1,090,000)    $(1,427,000)
   Mining                    54,000      (97,000)       (204,000)

                         $ (268,000) $(1,187,000)    $(1,631,000)

Depreciation, depletion and amortization:
   Oil and gas           $  350,000  $   893,000     $ 2,389,000
   Mining                     4,000       44,000          36,000

                         $  354,000  $   937,000     $ 2,425,000

Capital expenditures:
   Oil and gas           $  173,000  $20,326,000     $ 2,322,000
   Mining                    17,000      313,000          57,000

                         $  190,000  $20,639,000     $ 2,379,000

    The following tables summarize the Company's revenues and income or loss before income taxes by geographic area for the years ended December 31, 1992, 1993 and 1994:

                                     December 31,
                            1992         1993          1994
Revenues:
    United States        $ 1,653,000  $  2,310,000  $ 5,082,000
    Costa Rica               324,000        81,000       -----

                         $ 1,977,000  $  2,391,000  $ 5,082,000

Income (loss) before income taxes:
    United States        $  (411,000) $   (940,000) $(1,427,000)
    Costa Rica               143,000      (247,000)    (204,000)

                         $  (268,000) $ (1,187,000) $(1,631,000)

Note 13.  RELATED PARTY TRANSACTIONS

    The accounts receivable from related parties consists primarily of joint interest billings to directors, officers, stockholders, employees and affiliated entities for drilling and operating costs incurred on oil and gas properties in which these related parties participate with MOC and MOC partnerships as working interest owners. These amounts will generally be settled in the ordinary course of business without interest.

    Notes receivable of $41,000 and $43,000 at December 31, 1993 and 1994, respectively, consist of loans to employees, which bear interest at prime plus 2%.

    On June 30, 1993, the Company acquired all of the stock of Fruitland Gas Corporation ("FGC") in exchange for 400,000 shares of the Company's common stock. The acquisition was made in order to acquire the acreage in the Burns Ranch gas field that was owned by the seller. The value of the acreage acquired, net of a $171,000 receivable owed by FGC to the Company, was set at $2,500,000, a value deemed "fair" in the opinion of an independent third party appraiser. For purposes of the exchange, shares of the Company's common stock were valued at $6.25. The shares issued in the transaction are restricted securities. The acquisition was accounted for as a reorganization of entities under common control and recorded at predecessor cost. The assets and operations of FGC are insignificant to the Company's balance sheet and results of operations. FGC is owned by the former shareholders of MOC, two of whom are also directors of the Company, and one of whom is also chairman of the Company. The former shareholders of FGC also own Deep Gas LLC, a Colorado limited liability company that acquired the mineral rights underlying the Burns Ranch gas field at depths more than 20 feet below the bottom of the Pictured Cliffs geologic formation from FGC immediately prior to the Company's acquisition of FGC.

    Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock. As of December 31, 1993 and 1994, the Company had a payable to the related company of $14,000 and $7,000, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

    Red Rock is owned by an individual who owns, beneficially, in excess of 5% of the Company's common stock. The Company has receivables from (payables to) the stockholder of $7,000 and $(9,000) as of December 31, 1993 and 1994, respectively, which are included in joint interest receivables on the accompanying consolidated balance sheets.

    During the year ended December 31, 1994, the Company paid legal fees of $1,100 to a law firm of which a director of the Company is a senior partner. That firm is also representing the Company in connection with a current litigation matter. Additionally, consulting fees valued at $300,000 were paid to a member of the firm in the form of 66,700 shares of the Company's common stock. In January 1995, an additional 56,000 shares valued at $112,000 were issued for services to the same individual. Also in 1995, fees of $32,000 were paid to this individual.

    During the year ended December 31, 1994, the Company recorded consulting and other fees of $200,000, of which $16,667 was payable at yearend to an investment banking firm in which a director is a partner. The Company also has a consulting agreement with that firm for investment banking services of $400,000 in 1995.

    In February 1995, the Company entered into a Loan Agreement establishing a $2,500,000 line of credit facility pursuant to which it can borrow funds from three entities, two of which are affiliates of an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock.