Form 10-Q/A
period 1995-03-31
MALLON RESOURCES CORP
filed 1996-04-02
CIK 837759

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

                 YES [X]                        NO [  ]

As of May 12, 1995:

     7,794,203 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock (convertible into 1,113,173 shares of Common Stock) were outstanding; and 400,000 shares of Registrant's Series B Mandatorily Redeemable
        Convertible Preferred Stock (convertible into 941,177 shares of Common Stock) were outstanding

MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
___________


ASSETS

                                                  December 31,     March 31,
                                                     1994             1995
Current assets:
    Cash and cash equivalents.................    $    88,000    $    324,000
    Accounts receivable, with no allowance
       for doubtful accounts:
        Joint interest participants...........        490,000         654,000
        Related parties.......................         15,000          23,000
        Oil and gas sales.....................        551,000         622,000
        Other.................................         79,000              --
    Inventories...............................         30,000          37,000
    Other.....................................         89,000         128,000
            Total current assets..............      1,342,000       1,788,000

Property and equipment:
    Oil and gas properties, under full cost method 41,127,000      42,331,000
    Mining properties and equipment...........      4,888,000       4,907,000
    Other equipment...........................        375,000         383,000
                                                   46,390,000      47,621,000
    Less accumulated depreciation, depletion
       and amortization......................     (19,834,000)    (20,397,000)
                                                   26,556,000      27,224,000

Other assets:
    Notes receivable, related parties........          43,000          43,000
    Loan origination fees, net of accumulated
        amortization of $19,000 and $30,000,
        respectively.........................         101,000         255,000
        Other................................         184,000         171,000

Total Assets.................................    $ 28,226,000    $ 29,481,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable...................     $  2,837,000   $  3,643,000
    Deferred revenues and drilling advances..          207,000        198,000
    Accrued taxes and expenses...............           62,000        124,000
            Total current liabilities........        3,106,000      3,965,000

Notes payable................................               --      1,375,000

Drilling advances............................          315,000        315,000

Deferred revenues............................        7,452,000      6,891,000

Contingency (Note 6)

Series B Mandatorily Redeemable Convertible
       Preferred Stock, $0.01 par value, 500,000
       shares authorized, 400,000 shares issued
       and outstanding, liquidation preference
       and mandatory redemption of $4,000,000...     3,804,000      3,814,000

Stockholders' equity:
    Series A Preferred Stock, $0.01 par value,
       1,467,890 shares authorized, 1,100,918
       shares issued and outstanding,
       liquidation preference $6,000,000.....        5,730,000      5,730,000
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,672,503 and 7,794,203
       shares issued and outstanding, respectively      77,000         78,000
    Additional paid-in capital...............       38,727,000     38,883,000
    Accumulated deficit......................      (30,985,000)   (31,570,000)
            Total stockholders' equity.......       13,549,000     13,121,000

Total Liabilities and Stockholders' Equity...     $ 28,226,000   $ 29,481,000

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
___________

                                                      For the Three Months
                                                         Ended March 31,
                                                      1994            1995
Revenues:
    Oil and gas sales......................        $  627,000      $  499,000
    Deferred revenue amortization..........           484,000         561,000
    Operating service revenue..............            89,000          94,000
    Interest and other.....................            38,000          14,000
                                                    1,238,000       1,168,000

Costs and expenses:
    Oil and gas production.................           552,000         510,000
    Mine operating expense.................            47,000          96,000
    Depletion, depreciation and amortization          349,000         574,000
    General and administrative............            370,000         544,000
    Interest and other                                 81,000          19,000
                                                    1,399,000       1,743,000

Loss before preferred stock dividends                (161,000)       (575,000)

Preferred stock dividends and accretion                     --        (89,000)

Net loss available to common stockholders....     $  (161,000)     $ (664,000)

Net loss per share of common stock...........     $     (0.02)     $    (0.09)

Weighted average shares outstanding..........       7,642,000       7,757,000

The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                      1994            1995
Cash flows from operating activities:
    Net loss..................................     $  (161,000)    $ (575,000)
    Adjustments to reconcile net loss to net cash
      provided by operations:
        Depletion, depreciation and amortization..     349,000        574,000
        Stock issued for compensation........            2,000         12,000
        Amortization of deferred revenue.....         (484,000)      (561,000)
        Other................................           (1,000)            --
    Changes in operating assets and liabilities:
       (Increase) decrease in:
           Accounts receivable..............          (113,000)      (164,000)
           Inventory and other assets.......           (21,000)       (86,000)
       Increase (decrease) in:
           Accounts payable.................         1,268,000        806,000
           Accrued taxes and expenses.......                --         62,000
           Deferred revenues and drilling advances..    (2,000)        (9,000)
             Net cash provided by operating
                 activities.................           837,000         59,000

Cash flows from investing activity -
   Additions to property and equipment......          (517,000)    (1,119,000)

Cash flows from financing activities:
    Proceeds from long-term debt............                --      1,375,000
    Accrued interest on net operating
        profits interest....................            78,000             --
    Payment of preferred dividends..........                --        (79,000)
             Net cash provided by financing
                 activities.................            78,000      1,296,000

Net increase in cash and cash equivalents....           398,000       236,000
Cash and cash equivalents, beginning of period..        964,000        88,000
Cash and cash equivalents, end of period.....       $ 1,362,000   $   324,000

Supplemental cash flow information:
    Cash paid for interest..................        $        --   $    18,000
    Cash paid for income taxes..............        $        --   $        --
Non-cash transactions:
    Issuance of common stock in exchange for:
         Property and equipment.............        $   300,000   $   112,000
         Loan origination fee...............        $        --   $   112,000

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

     The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended on Form 10-K/A.

Note 2.  OIL AND GAS PROPERTIES

     The Company's oil and gas activities are conducted in the United States.

     Depletion of oil and gas property costs were $3.15 and $5.58 per equivalent barrel of oil production for the three months ended March 31, 1994 and 1995, respectively.

Capitalized Costs Relating to Oil and Gas Activities:

                                                          March 31,
                                                    1994              1995
     Oil and gas properties...............     $ 39,679,000      $ 42,331,000
     Accumulated depreciation, depletion,
         amortization...............            (17,006,000)      (19,554,000)

                                               $ 22,673,000      $ 22,777,000

     The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base.

Costs Incurred in Oil and Gas Producing Activities:

                                                             March 31,
                                                       1994           1995
     Property acquisition costs..........           $ 492,000     $   130,000
     Exploration costs...................              18,000         352,000
     Development costs...................             296,000         781,000
     Full cost pool credits..............             (12,000)        (32,000)

                                                    $ 794,000     $ 1,231,000

Results of Operations from Oil and Gas Producing Activities:

                                                             March 31,
                                                        1994           1995
     Oil and gas sales...................            $ 626,000      $ 499,000
     Deferred revenue amortization.......              484,000        561,000
     Lease operating expense.............             (552,000)      (510,000)
     Depreciation and depletion.                      (143,000)      (533,000)

     Results of operations - from producing
         activities (excluding corporate overhead,
         interest, and income taxes)........        $  415,000     $    17,000

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

Results of Operations

The following table summarizes the results of operations from oil and gas operations for the quarters ended
March 31:

                                                        1994*          1995*
Gas revenues .................................        $610,000        $467,000
Gas production (mcf) .........................         401,000         360,000
Average price per mcf ........................           $1.52          $ 1.30

Oil revenues .................................        $501,000     $   593,000
Oil production (bbl) .........................          36,000          37,000
Average price per bbl ........................         $ 13.90          $15.94

Production and operating costs per BOE........          $ 5.59           $5.16

Depreciation, depletion and amortization
    per BOE ..................................           $3.15           $5.48

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

Financing activities netted cash flows of $1,296,000 in 1995, compared to $78,000 in 1994. Borrowings of $1,375,000 under the line of credit were the significant financing activity during first quarter 1995. Dividends on the Series B Mandatory Redeemable Convertible Preferred Stock ("Series B Stock) totaled $79,000 in first quarter 1995. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. The $78,000 of cash flows provided by financing activities in 1994 was the accrued interest recorded on the Company's net profits interest.

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