Form 10-Q/A
period 1995-06-30
MALLON RESOURCES CORP
filed 1996-04-02
CIK 837759

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

ASSETS

                                                    December 31,
                                                        1994       June 30, 1995

Current assets:
    Cash and cash equivalents....................   $     88,000   $    677,000
    Accounts receivable, with no allowance for doubtful accounts:
        Joint interest participants..............        490,000        800,000
        Related parties..........................         15,000         24,000
        Oil and gas sales........................        551,000        570,000
        Other....................................         79,000      1,265,000
    Inventories..................................         30,000         52,000
    Other........................................         89,000        203,000
            Total current assets.................      1,342,000      3,591,000

Property and equipment:
    Oil and gas properties, under full cost method..  41,127,000     42,988,000
    Mining properties and equipment..............      4,888,000      5,363,000
    Other equipment..............................        375,000        390,000
                                                      46,390,000     48,741,000
    Less accumulated depreciation, depletion
        and amortization.........................    (19,834,000)   (21,038,000)
                                                      26,556,000     27,703,000

Other assets:
    Notes receivable, related parties............         43,000         45,000
    Other, net...................................        285,000        291,000

Total Assets.....................................   $ 28,226,000   $ 31,630,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable.......................   $  2,253,000    $ 2,778,000
    Undistributed revenue........................        584,000        427,000
    Deferred revenues and drilling advances......        207,000        291,000
    Accrued taxes and expenses...................         62,000         75,000
            Total current liabilities............      3,106,000      3,571,000

Long-term debt...................................             --      2,500,000

Drilling advances................................        315,000        315,000

Deferred revenues................................      7,452,000      6,367,000

Minority interest................................             --      2,500,000

Contingency (Note 6).............................             --             --

Series B Mandatorily Redeemable Convertible
        Preferred Stock, $0.01 par value, 500,000
        shares authorized, $400,000 shares issued
        and outstanding, liquidation preference and
        mandatory redemption of $4,000,000.......      3,804,000      3,824,000

Stockholders' equity:
    Series A Preferred Stock, $0.01 par value,
        1,467,890 shares authorized, 1,100,918
        shares issued and outstanding, liquidation
        preference $6,000,000....................      5,730,000      5,730,000
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 7,597,725 and 7,793,503
        shares issued and outstanding, respectively..     77,000         78,000
    Additional paid-in capital....................    38,727,000     38,598,000
    Accumulated deficit...........................   (30,985,000)   (31,853,000)
            Total stockholders' equity............    13,549,000     12,775,000

Total Liabilities and Stockholders' Equity........  $ 28,226,000   $ 31,630,000

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
___________

                                            For the Six Months        For the Three Months
                                               Ended June 30,         Ended June 30,
                                              1994        1995        1994       1995

Revenues:
    Oil and gas sales....................   $1,001,000 $ 1,518,000   $  374,000 $1,019,000
    Deferred revenue amortization........    1,132,000   1,085,000      648,000    524,000
    Operating service revenue............      201,000     186,000       96,000     92,000
    Interest and other...................       39,000      39,000       17,000     25,000
                                             2,373,000   2,828,000    1,135,000  1,660,000

Costs and expenses:
    Oil and gas production...............    1,080,000   1,103,000      528,000    593,000
    Mine operating and administrative expenses. 80,000     247,000       33,000    151,000
    Depletion, depreciation and amortization.  588,000   1,233,000      239,000    659,000
    General and administrative............     762,000     982,000      392,000    438,000
    Interest and other....................     105,000     111,000      24,000      92,000
                                             2,615,000   3,676,000   1,216,000   1,933,000

Net loss before dividends.................    (242,000)   (848,000)    (81,000)  (273,000)

    Dividends on preferred stock
        and accretion ....................     (67,000)   (178,000)    (67,000)   (89,000)

Net loss available to common stockholders.. $ (309,000) $(1,026,000) $(148,000) $(362,000)

Net loss per share of common stock........  $    (0.04) $    (0.13) $    (.02)  $    (.05)

Weighted average shares outstanding.......   7,656,000   7,775,000   7,658,000   7,794,000


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

     Financing activities netted cash flows of $3,497,000 in 1995 compared to $1,653,000 in 1994. Borrowings of $2,500,000 under the line of credit were the significant financing activity during second quarter 1995. Cash proceeds, after related expenses, through June 30, 1995 on the sale of the Laguna Gold Series A
Convertible Preferred Stock were $1,155,000. In 1994, $2,075,000 of the $3,795,000 of net proceeds from the sale of the Company's
Series B Mandatorily Redeemable Convertible Preferred Stock ("Series
B Stock") were used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Stock totaled
$158,000 in the six months ended June 30, 1995 and $67,000 in the six months ended June 30, 1994. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed.

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

     Financing activities netted cash flows of $2,201,000 in 1995, compared to $1,576,000 in 1994. Borrowings of $1,125,000 under the line of credit and the net proceeds of $1,155,000 from the Laguna
Gold Series A Convertible Preferred Stock were the significant financing activities during second quarter 1995. Dividends on the Series B Stock totaled $79,000 in second quarter 1995. The cash flows provided by financing activities in 1994 was the result of the sale of the Company's Series B Stock for net proceeds of $ 3,795,000. Of this amount, $2,152,000 was used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Stock totaled $158,000 in the six months ended 1995 and $67,000 in 1994.

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