Form 10-Q/A
period 1995-09-30
MALLON RESOURCES CORP
filed 1996-04-02
CIK 837759

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

               YES [X]                    NO [  ]

As of November 8, 1995:
    7,799,658 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock
        (convertible into 1,113,173 shares of Common Stock) were outstanding; and
    400,000 shares of Registrant's Series B Mandatorily Redeemable
       Convertible Preferred Stock (convertible into 951,781 shares of Common Stock) were outstanding.



MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
___________


ASSETS

                                                     December 31,  September 30,
                                                         1994          1995
Current assets:
    Cash and cash equivalents.........................   $   88,000 $ 1,255,000
    Accounts receivable, with no allowance for doubtful accounts:
        Joint interest participants...................      490,000     452,000
        Related parties...............................       15,000      33,000
        Oil and gas sales.............................      551,000     544,000
        Other.........................................       79,000      19,000
    Inventories.......................................       30,000      49,000
    Other.............................................       89,000     158,000
            Total current assets......................    1,342,000   2,510,000

Property and equipment:
    Oil and gas properties, under full cost method....   41,127,000  43,522,000
    Mining properties and equipment...................    4,888,000   5,648,000
    Other equipment...................................      375,000     527,000
                                                         46,390,000  49,697,000
    Less accumulated depreciation, depletion and
        amortization..................................  (19,834,000)(21,542,000)
                                                         26,556,000  28,155,000

Notes receivable, related parties....................        43,000      61,000

Other, net...........................................       285,000     163,000

Total Assets.........................................   $28,226,000 $30,889,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligation......   $       --  $    22,000
    Trade accounts payable...........................    2,253,000    1,965,000
    Undistributed revenue............................      584,000      442,000
    Drilling advances................................      207,000      117,000
    Accrued taxes and expenses.......................       62,000       77,000
            Total current liabilities................    3,106,000    2,623,000

Long-term debt.......................................           --    9,301,000
Capital lease obligation, net of current portion.....           --       41,000
Drilling advances....................................      315,000      315,000
Deferred revenues....................................    7,452,000           --
            Total liabilities........................   10,873,000   12,280,000

Contingency (Note 7).................................           --           --

Minority interest....................................           --    2,278,000

Series B Mandatorily Redeemable Convertible
       Preferred Stock, $0.01 par value, 500,000
       shares authorized, 400,000 shares issued
       and outstanding, liquidation preference and
       mandatory redemption of $4,000,000.........       3,804,000    3,834,000

Stockholders' equity:
    Series A Preferred Stock, $0.01 par value,
        1,467,890 shares authorized, 1,100,918 shares
        issued and outstanding, liquidation preference
        $6,000,000...................................    5,730,000    5,730,000
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,597,725 and 7,799,658
       shares issued and outstanding, respectively...       77,000       78,000
    Additional paid in capital.......................   38,727,000   38,798,000
    Accumulated deficit..............................  (30,985,000) (32,109,000)
           Total stockholders' equity................   13,549,000   12,497,000

Total Liabilities and Stockholders' Equity........... $ 28,226,000 $ 30,889,000

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                         ___________

                                                 For the Nine Months      For the Three Months
                                                 Ended September 30,      Ended September 30,
                                                  1994         1995         1994        1995
Revenues:
    Oil and gas sales......................... $1,980,000  $ 2,348,000  $  979,000  $  830,000
    Deferred revenue amortization.............  1,485,000    1,420,000     353,000     335,000
    Operating service revenue.................    135,000      131,000      40,000      44,000
    Interest and other........................     64,000       82,000      25,000      43,000
    Gain on termination of volumetric
       production payment.....................        --       446,000         --     446,000
                                               3,664,000     4,427,000   1,397,000   1,698,000

Costs and expenses:
    Oil and gas production...................  1,469,000     1,406,000     495,000     402,000
    Mine operating and administrative expenses.  116,000       361,000      36,000     114,000
    Depletion, depreciation and amortization.. 1,126,000     1,758,000     549,000     525,000
    General and administrative................ 1,255,000     1,453,000     493,000     471,000
    Interest and other........................   125,000       199,000      9,000       88,000
                                               4,091,000     5,177,000  1,582,000    1,600,000

Operating income (loss)......................   (427,000)     (750,000)  (185,000)      98,000
Extraordinary item - loss on early retirement
    of debt..................................         --      (344,000)       --     (344,000)
Net loss before dividends....................    (424,000)   (1,094,000) (185,000)   (246,000)
Dividends on preferred stock and accretion...    (147,000)     (269,000)  (80,000)    (91,000)
Net loss available to common stockholders.... $  (574,000)  $(1,363,000) $(265,000) $(337,000)

Operating income (loss) per share............ $     (0.06)  $     (0.10) $   (0.02) $   0.01

Extraordinary item - loss on retirement of
    debt per share........................... $        --   $     (0.04) $     --  $  (0.04)

Net loss available to common stockholders'
    per share................................ $     (0.08)  $     (0.18) $  (0.04) $  (0.04)

Weighted average shares outstanding..........   7,661,000     7,782,000  7,671,000  7,795,000

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                        For the Nine Months
                                                        Ended September 30,
                                                         1994         1995
Cash flows from operating activities:
    Net loss........................................ $  (427,000) $(1,094,000)
    Adjustments to reconcile net loss to net cash from operations:
        Amortization of deferred revenues...........  (1,485,000)  (1,420,000)
        Depletion, depreciation, and amortization...   1,126,000    1,802,000
        Stock issued for compensation...............       7,000       37,000
        Termination of volumetric production payment..        --   (5,586,000)
        Gain on termination of volumetric production
           payment...................................         --     (446,000)
        Loss on early retirement of debt.............         --      219,000
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable..................   (485,000)      87,000
                Inventory and other assets...........   (182,000)    (117,000)
            Increase (decrease) in:
                Accounts payable and undistributed
                   revenue...........................    706,000     (430,000)
                Accrued taxes and expenses...........     46,000       15,000
                Volumetric production payment........   (276,000)          --
                Deferred revenues and drilling advances.  (2,000)     (90,000)
            Net cash used in operating activities...... (972,000)  (7,023,000)

Cash flows from investing activities:
    Increase in notes receivable, related parties..           --       (18,000)
    Additions to property and equipment..........     (1,428,000)   (3,132,000)
            Net cash used in investing activities..   (1,428,000)   (3,150,000)

Cash flows from financing activities:
    Net proceeds from long-term debt...............           --     11,801,000
    Payments on long-term debt.....................   (2,075,000)    (2,500,000)
    Net proceeds from sale of preferred stock......    3,790,000             --
    Net proceeds from sale of subsidiary's preferred
       stock.......................................           --      2,278,000
    Payments of preferred dividends................     (147,000)      (239,000)
            Net cash provided by financing activities  1,568,000     11,340,000

Net increase (decrease) in cash and cash equivalents    (832,000)     1,167,000

Cash and cash equivalents, beginning of period           964,000         88,000

Cash and cash equivalents, end of period              $  132,000     $1,255,000

Supplemental cash flow information:
    Cash paid for interest........................    $   94,000     $  191,000
    Cash paid for income taxes....................    $       --     $       --
    Non-cash transactions:
        Issuance of common stock in exchange for:
            Property and equipment................    $  300,000     $  112,000
            Loan origination fee..................    $       --     $  112,000
        Issuance of warrants for loan origination fee $       --     $   50,000
        Capital lease transaction.................    $       --     $   63,000

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

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTU per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for gas as quoted on the NYMEX is less than $1.70, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTU's subject to the floor agreement.

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

     On August 24, 1995, the Company established a $15,000,000 revolving line of credit facility with a commercial bank (the
"Facility").  The significant terms of the Facility are as follows:

- -     Initial borrowing base under the Facility is $10,000,000,
subject to redetermination every six months;

- -     Interest rate on the Facility is the London Interbank Offered
Rate (LIBOR), plus 2.5% (8.375% at September 30, 1995);

- -     The Facility requires interest-only payments for two years, converting to a three-year term note thereafter;

- -     As part of the fee for the Facility, the Company issued
warrants to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share (the warrants were valued at $0.50 each);

- -     The Facility is collateralized by substantially all of the
Company's oil and gas properties; and

- -     The Company is obligated to maintain certain financial and other covenants.

     The proceeds of the Facility were used to retire the Company's existing $2,500,000 line of credit and to terminate its volumetric production payment (see Note 6). The Company paid a $125,000 prepayment penalty in order to retire the line of credit.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1995 Summary

     The Company's third quarter 1995 results reflect improvement in several key areas:

- -     The Company had operating income of $98,000 for the quarter, a $283,000 improvement compared to third quarter 1994

- -     Oil production increased 22% over third quarter 1994

- -     Working capital improved by $1,626,000 since yearend 1994

- -     The Company established a $15 million line of credit with a commercial bank

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

     On August 24, 1995, the Company refinanced its debt by establishing a $15 million revolving line of credit facility (the "Facility") with Hong Kong Shanghai Bank Corp. By (i) lowering borrowing costs, (ii) eliminating the Company's production payment obligations and thereby freeing up cash flows, and (iii) providing 2 years of "interest only" debt service obligations, the Facility is expected to enhance the Company's working capital and general financial condition. The significant terms of the refinancing are as follows:

The Company's volumetric production payment was terminated;

- -    The Company's existing $2,500,000 line of credit was retired;

- -     The initial borrowing base under the Facility was
$10,000,000, subject to redetermination every six months;

- -     The interest rate on the Facility is the London Interbank
Offered Rate (LIBOR), plus 2.5%;

- -     The Facility requires interest-only payments for two years, converting to a three-year term note thereafter;

- -     As part of the fee for the Facility, the Company issued
warrants valued at $0.50 per warrant to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share;

- -     The Facility is collateralized by substantially all of the
Company's oil and gas properties; and

- -     The Company is obligated to maintain certain financial and other covenants.

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

     In addition to its drilling program, the Company is also farming out non-core properties or properties with a higher risk profile than the Company is willing to accept. The Company has had one well completed under such an arrangement, and production on this well starting in August.

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

     The Company used net cash for operating activities of $7,023,000 in the nine months ended September 30, 1995 compared to $972,000 in the first three quarters of 1994. Noncash adjustments included depletion, depreciation and amortization of $1,802,000 and $1,126,000 in 1995 and 1994, respectively. Amortization of deferred revenues of $1,420,000 in 1995 and $1,485,000 in 1994 also adjusted cash flows from operating activities. Other noncash adjustments are the $219,000 loss on early retirement of debt and a gain on the termination of the Company's volumetric production payment of $446,000. Other non-cash expenses were $37,000 and $7,000, in 1995 and 1994, respectively. A net loss of $1,094,000 was incurred in 1995, $667,000 more than the loss of $427,000 experienced during 1994. Significantly reducing cash flows from operations was the $5,586,000 payment to terminate the volumetric production payment. A decrease in current liabilities of $505,000 in 1995 and an increase of $474,000 in 1994 impacted cash flows from operating activities. Accounts payable and accrued expenses increased in 1994 directly as a result of the significant costs incurred in drilling and development activities. The decrease in 1995 was due to the application of amounts available under the Company's line of credit facility to pay down accounts payable.

     Cash flows used in investing activities for additions to property and equipment were $3,132,000 and $1,428,000 in 1995 and 1994, respectively. The Company's 1995 development drilling activities incurred significantly more costs than did the production enhancement activities in 1994.

     Financing activities netted cash flows of $11,340,000 in 1995 compared to $1,568,000 in 1994. Borrowings of $2,500,000 under the initial line of credit and $9,301,000 under the new Facility were significant financing activities during 1995. Cash proceeds, after related expenses, on the sale of the Laguna Gold Company Series A Convertible Preferred Stock contributed $2,278,000. Payment of $2,500,000 on its initial line of credit used cash flows. In 1994, $2,075,000 of the $3,790,000 of net proceeds from the sale of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") were used to retire a net operating profits interest the Company had sold in connection with its September 1993 acquisition of producing oil and gas properties. Dividends on the Series B Stock totaled $239,000 in the nine months ended September 30, 1995 and $147,000 in the nine months ended September 30, 1994. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed.

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

     Lease operating expense per equivalent barrel averaged $4.66 in the first nine months of 1995 compared to $4.72 during the first nine months of 1994. The decrease of $0.06 (1%), occurred despite the fact that operating costs on the recently drilled wells which are initially high, primarily due to high salt water disposal costs. In August 1995, the Company converted one of its wells to a disposal well, which will reduce this expense and improve profitability. Also, for several days in August, certain new wells were shut-in for testing which reduced production and increased expenses. Further, as production decreases (as in the case with "flush" production described earlier) and operating expenses remain constant, the effective rate per barrel of oil equivalent will increase. The Company is constantly working to improve operations and decrease operating expense, and management intends to decrease the per barrel expense. The Company incurred all costs related to the production and delivery of the volumetric production payment quantities.

     Depletion increased to $5.45 per barrel of oil equivalent for the first nine months of 1995, up $2.08 (62%) from $3.37 in 1994. The increase is the result of production increases and a decline in the underlying reserve base, which declined from December 31, 1993 to December 31, 1994 as a result of low yearend 1994 gas prices and a significant downward revision to 1995 result of decreased actual production on one of the Company's major properties. The calculation of depletion expense is based on the Company's year-end 1994 reserve report and all of its current production.

     There were no sales of gold and silver in 1995 or 1994, and no sales are expected in the immediate future. Costs related to the mining operation were $361,000 in the nine months ended September 30, 1995 compared to $116,000 in the nine months ended September 30, 1994, a $245,000 increase (211%). As a result of the increased activity described above, expenses were significantly higher in the third quarter 1995. Expenses incurred in this year, not incurred in 1994, include salaries and expenses for a trenching and mapping program, a core drilling program, preparation of a bankable feasibility study and salary for an officer hired effective January 1, 1995 to supervise the core drilling program and oversee the preparation of the bankable feasibility study. Increased travel and related expenses incurred in traveling to Costa Rica to plan for the core drilling program, plan and supervise the trenching and mapping program, and travel related to the equity offering also contributed to higher mining expenses. The Company recorded a $14,000 foreign exchange loss in the first nine months of 1995.
The increase in mining expenses will continue throughout 1995 and into 1996, and will impede the Company's ability to generate a profit.

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

     Lease operating expense per equivalent barrel averaged $4.52 in the third quarter of 1995 compared to $4.06 during the third quarter of 1994. The increase of $0.46 (11%), is due primarily to operating costs on the recently drilled wells, which are initially high primarily due to high salt water disposal costs. In August 1995, the Company converted one of its wells to a disposal well, which will reduce this expense and improve profitability. Also, for several days in August, certain new wells were shut in for testing which reduced production and increased expenses. Further, as production decreased (or in the case with "flush" production described earlier) and operating expenses remain constant, the effective rate per barrel of oil equivalent will increase. The Company is constantly working to improve operations and decrease operating expense, and management intends to decrease the per barrel expense. The Company incurred all costs related to the production and delivery of the volumetric production payment quantities.

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

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTU per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the prime for gas as quoted on the NYMEX is less than $1.70 on 30,000 MMBTU's, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTU's subject to the floor agreement.

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