Form 10-K
period 1995-12-31
MALLON RESOURCES CORP
filed 1996-04-15
CIK 837759

Securities and Exchange Commission
                       Washington, D.C.  20549

                             Form 10-K

(mark one)
[X]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

             For the fiscal year ended December 31, 1995

                                  or
[  ]     Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
____ to _____

                    Commission file number 0-17267

                     Mallon Resources Corporation
     (Exact name of Registrant as specified in its charter)

     Colorado                                   84-1095959
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

     999 18th Street, Suite 1700 Denver, Colorado     80202
     (Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code: (303)293-2333

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
                            (Title of Class)

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes        [  ] No

   As of the close of business on March 29, 1996, the aggregate market value of the 4,270,659 shares of voting stock held by non-affiliates of the Registrant, based upon on the $1.90 average of the closing bid and asked prices for the Registrant's Common Stock as reported on the Nasdaq's National Market System, was approximately $8,114,000. Because such persons may be deemed to be affiliates of Registrant, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock were excluded in making this calculation. This determination of possible affiliate status is not necessarily determinative for any other purposes.

   As of March 29, 1996:
      8,045,722 shares of Registrant's Common Stock were
          outstanding; and
      1,100,918 shares of Registrant's Series A Preferred Stock
          (convertible into 1,113,173 shares of Common Stock) were outstanding
      400,000 shares of Registrant's Series B Mandatorily
          Redeemable Convertible Preferred Stock (convertible into 973,370 shares of common stock) were outstanding

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. [ X ]

Documents Incorporated By Reference:

   Portions of the Registrant's Proxy Statement relating to its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                     Mallon Resources Corporation
                          Annual Report
on
                            Form 10-K
                     for the fiscal year ended
                        December 31, 1995

                        Table of Contents

PART I                                                      Page
Item 1   Business                                             1
         Introduction                                         1
         Development of the Company's Business --
             Oil and Gas Operations                           1
         Development of the Company's Business --
             Mining Activities                                2
             General Matters                                  2
             Executive Officers                               2
             Special Considerations                           3
Item 2   Properties                                           6
         Oil and Gas                                          6
         Mining                                               8
Item 3   Legal Proceedings                                   10
Item 4   Submission of Matters to a Vote of Security Holders 10
PART II                                                      10
Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters                      10
Item 6   Selected Financial Data                             11
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations               12
           1995 Summary                                      12
         Liquidity, Capital Resources and Capital
            Expenditures                                     12
         Results of Operations                               14
Item 8   Consolidated Financial Statements                   18
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure            18
PART III
Item 10  Directors and Executive Officers of the Registrant  18
Item 11  Executive Compensation                              18
Item 12  Security Ownership of Certain Beneficial Owners
            and Management                                   18
Item 13  Certain Relationships and Related Transactions      19
PART IV
Item 14  Exhibits, Financial Statements and Reports on
            Form 8-K                                         19
EXHIBIT INDEX                                                19
CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                  F-1
Report of Independent Accountants                           F-2
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Operations                       F-5
Consolidated Statements of Stockholders' Equity             F-6
Consolidated Statements of Cash Flows                       F-7
Notes to Consolidated Financial Statements                  F-9

SIGNATURES                                                  S-1


                               PART I

Item 1.  Business
Introduction

Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna") and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly owned subsidiary of the Company. Laguna is an 80% owned subsidiary of the Company. All of the Company's business activities are conducted through these two subsidiaries. See
Note 13 to the Consolidated Financial Statements for certain financial information about the two segments. The Company's common stock is traded on Nasdaq under the trading symbol "MLRC." The Company's executive offices are at 999 18th Street, Suite 1700, Denver, Colorado 80202 (telephone 303/293-2333). The Company's Transfer Agent is Securities Transfer Corporation, Dallas, Texas.

In broad perspective, the Company's business objectives are to increase earnings, revenues, cash flows and net assets, on both an absolute and per share basis. These objectives are pursued through a two-pronged strategy of: (i) developing the Company's existing assets (both oil and gas and mining), and (ii) seeking the acquisition of additional properties.

The Company conducts operations in two disparate industries -- oil and gas and mining. Management intends to separate Laguna from its core oil and gas business. The Company has initiated the process of this separation as is discussed in greater detail herein.

Development of the Company's Business -- Oil and Gas Operations

On September 30, 1993, Mallon Oil purchased a group of producing oil and gas properties located in neighboring Lea and Eddy
Counties, New Mexico from Pennzoil Exploration and Production
Company (the "Pennzoil Properties"). The acquisition was significant to the Company.

Since the acquisition and through first quarter 1996, virtually all of Mallon Oil's operational efforts were directed toward enhancing the production from, and conducting development drilling operations on, the Pennzoil Properties. During 1995, the Company had one Morrow gas discovery in its South Kenmitz Field. Also during 1995, Mallon Oil drilled eight wells in its Quail Ridge/Northeast Lea Field. Seven of these wells were productive; one was a dry hole. In 1995, Mallon's average production over the year was approximately 470 BOPD and 3,600 MCFPD. At yearend 1995, Mallon Oil's oil reserves were 17% greater than yearend 1994 amounts, and its gas reserves were 22% greater as compared with yearend 1994 reserves, primarily as a result of the reacquisition of Pennzoil Property reserves in connection with the Company's August 1995 termination of its production payment obligation (see Note 6 to the Consolidated Financial Statements).

The Burns Ranch area, located in Rio Arriba County, New Mexico, in the San Juan Basin, has been under development by Mallon Oil since 1986. Mallon Oil owns a 59% average working interest in this 20,000 acre block to the bottom of the Pictured Cliffs Formation. The entire acreage block is held by production. All production in the area has been gas, and Burns Ranch wells typically contain reserves in more than one productive zone, primarily the Pictured Cliffs Formation and the Ojo Alamo Formation. The wells also penetrate the Fruitland Coal Formation, which is productive in fields adjacent to Burns Ranch. At present, management has identified 44 potential development locations at Burns Ranch. Of the 44 locations currently identified, 14 have been assigned proved undeveloped reserves in the Pictured Cliffs or Ojo Alamo zones. Mallon Oil has delayed development work at Burns Ranch due to the unattractive wellhead prices that have prevailed in this portion of the San Juan Basin since 1991.

Mallon Oil operates seven wells in Gavilan Field, in the New Mexico portion of the San Juan Basin, with an average ownership of 35%. The wells produce gas and small quantities of oil from the Mancos Formation and the Gallup Formation. With stable gas prices, management believes that development projects for Gavilan Field are economically feasible, and future development will be directed toward adding secondary pay zones.

Development of the Company's Business -- Mining Activities

Laguna holds 18 Mineral Exploration Concessions and one Mineral Exploitation Concession granted by the Government of Costa Rica. The Concessions cover 277 square kilometers divided into two large blocks within north-central Costa Rica's Arenal-Fortuna Gold District. At present, Laguna owns a 90% interest in all of the Concessions, and Red Rock Ventures, Inc. (Red Rock), a private company, owns a 10% interest. Red Rock is owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock.

A regional stream sediment geochemistry exploration study has identified numerous gold and arsenic anomalies in the concession area. Several of these form coherent anomalies, and are geologically significant in the framework of the known regional structure in that they occur in the hangingwall of the regional geological control. Laguna began active exploration and evaluation of the Rio Chiquito deposit area in March 1984. Since then, it has drilled 250 holes totaling 23,000 meters at Rio Chiquito, which is one of the smaller identified gold anomalies. In 1995, Laguna's efforts were devoted primarily to additional drilling at Rio Chiquito and to conducting a geophysical examination of Laguna's southern concession block.

General Matters

For 1996, approximately 450 BOPD (more than 80%) of Mallon's oil production is committed under a contract, which extends through October 31, 1996, with one company. Other oil and liquids are sold on the open market to unaffiliated purchasers, generally pursuant to purchase contracts that are cancelable on 30 days notice. The price paid for this production is generally an established or "posted" price that is offered to all producers in the field, plus any applicable differentials. Natural gas is generally sold on the spot market or pursuant to short term contracts. Prices paid for crude oil and natural gas fluctuate substantially. Because future prices are difficult to predict, Mallon Oil hedges a portion of its oil and gas sales to protect against market downturns. The nature of hedging transactions is such that producers forego the benefit of some price increases that may occur after the hedging arrangement is in place. Mallon Oil nevertheless believes that hedging may be prudent in certain circumstances in order to minimize the risk of falling prices.

Mallon Oil believes it has satisfactory title to its oil and gas properties, based on standards prevalent in the oil and gas industry, subject to exceptions that do not detract materially from the value of the properties. Laguna believes it has satisfactory title to its Costa Rica mineral concessions.

Laguna has political risk insurance through the Overseas Private Investment Corporation, a quasi-governmental agency sponsored by the United States government. The risks that it insures against are (1) loss due to the inability to convert into U.S. dollars local currency received by the insured as profits or earnings or return of the original investment; (2) loss of investment due to expropriation, nationalization or confiscation by action of a foreign government; (3) loss due to war, revolution, insurrection or civil strife; and (4) loss of profits due to closing of operations because of any revolution, war, insurrection or civil strife.

At March 29, 1996, the Company had 15 full-time employees in its Denver office; three full-time employees in its Carlsbad, New Mexico office; two full-time employees in its San Jose, Costa Rica office; and 10 employees at Rio Chiquito in Costa Rica.

Executive Officers
The Executive Officers of the Company are as follows:

       Name            Age   Title                  Officer Since
George O. Mallon, Jr.  51  President, Chairman of the Board  1988
Kevin M. Fitzgerald    41  Executive Vice President          1988
James A. McGowen       53  Executive Vice President          1988
Roy K. Ross            45  Executive Vice President,
                               General Counsel               1992
Duane C. Knight, Jr.   35  Treasurer                         1994
Carolena F. Chapman    52  Secretary, Controller             1989
Laurence D. Marsland   42  President of Laguna               1995

George O. Mallon, Jr., formed Mallon Oil in 1979, and served as its President until December 1988, when he became that company's Chairman of the Board. Mr. Mallon was a co-founder of Laguna in 1980, and served as its President until April 1986. He is now Vice-Chairman of Laguna's Board. Mr. Mallon earned a B.S. degree in Business from the University of Alabama in 1965, and an M.B.A. degree from the University of Colorado in 1977.

Kevin M. Fitzgerald joined Mallon Oil in 1983 as Petroleum Engineer and served as Vice President of Engineering from 1987 through December 1988, when he became President of that company. Mr. Fitzgerald was Vice President, Oil and Gas Operations for the Company from 1988 through October 1990, when he was named Executive Vice President. Mr. Fitzgerald is also a director of Mallon Oil. Mr. Fitzgerald earned a B.S. degree in Petroleum Engineering from the University of Oklahoma in 1978.

James A. McGowen, a co-founder of Laguna, served as Vice
President of Production and a director of Laguna from its inception in 1980 until December 1988, when he became President of that company. Mr. McGowen is currently Chairman and a director of Laguna. He earned an A.B. degree in Zoology from the University of California in 1966.

Roy K. Ross joined the Company as Executive Vice President, General Counsel and a director in October 1992. From June 1976 through September 1992, Mr. Ross was an attorney in private practice with the Denver-based law firm of Holme Roberts & Owen. Mr. Ross is also Executive Vice President, General Counsel and a director of Mallon Oil and Laguna. He earned his B.A. degree in Economics from Michigan State University in 1973, and his J.D. degree from Brigham Young University in 1976.

Duane C. Knight, Jr. joined the Company as Treasurer in April 1994. From 1986 through March 1994, Mr. Knight, a certified public accountant, was employed by Hein + Associates L.L.P., an independent accounting firm. Mr. Knight also serves as Vice President -- Finance and Treasurer of Mallon Oil and Laguna. Mr. Knight earned his B.A. degree in Accounting from Colorado State University in 1983.

Carolena F. Chapman is Controller and Secretary of the Company. She has been with Mallon Oil since 1979 in various accounting capacities and was promoted to her present position in October 1989. She also serves as Secretary and Controller for Mallon Oil and Laguna.

Laurence D. Marsland is President and a director of Laguna. He joined Laguna in 1995. Prior to then, he was Vice President of New Ventures with MinCorp Ltd. He has been Project Manager for numerous gold projects throughout the world. He holds a Masters of Science in Management from the Sloan Fellows Program at the Graduate School of Business, Stanford University, and a degree in Mechanical Engineering from Western Australia Institute of Technology.

Special Considerations

When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to all of the following special considerations and business risks, among others:

     Oil and Gas Prices; Marketability of Production. The Company's oil and gas revenues and profitability are substantially affected by prevailing prices for oil and natural gas. Hydrocarbon prices can be extremely volatile and can experience periods of weak demand and resulting excess total domestic and imported supplies. In general, hydrocarbon prices are affected by numerous factors such as economic, political and regulatory developments. The unsettled nature of the energy market, which is sensitive to foreign political and military events and the unpredictability of the actions of the Organization of Petroleum Exporting Countries, make it particularly difficult to estimate future prices of oil and natural gas. Any significant decline in prices of oil or natural gas for an extended period would have a material adverse effect on the Company's financial condition and results of operations. In addition, the marketability of the Company's production depends upon the availability and capacity of pipelines and gas gathering systems, the effect of federal and state regulation of such production and transportation, general economic conditions, and changes in demand, all of which could adversely affect the Company's ability to market its production. All of these factors are beyond the control of the Company, and the Company is limited in its ability to protect its economic interests from their effect.

     Estimates of Reserves and Future Net Revenues. There are numerous uncertainties inherent in estimating quantities of oil and gas reserves, including many factors beyond the control of the Company. Reserve estimates are based on numerous assumptions and, therefore, are inherently imprecise. Actual future production, prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those assumed in developing the estimates. Any significant variance from such assumptions can materially affect the accuracy of the estimates. In addition, reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors.

     Operating Hazards. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage, and related suspension of operations. Gathering systems and processing plants are subject to many of the same hazards, and any significant problems related to those facilities could adversely affect the Company's ability to market its production. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, or that particular wells will not produce at economic levels. The cost of drilling, completing and operating wells may vary from initial estimates. Drilling operations may be curtailed, delayed or canceled as a result of numerous factors outside the Company's control, including but not limited to title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of drilling rigs or other equipment. The Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. Furthermore, the Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

     Regulation. Virtually all of the Company's oil and gas and mining activities are subject to a wide variety of federal, state, foreign and local governmental regulations, which are changed from time to time in response to economic or political conditions. Matters subject to regulation include, but are not limited to, environmental matters, discharge permits for drilling and mining operations, drilling and operating bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, allowable rates of production, restoration of surface areas, mining pits and tailings ponds, plugging and abandonment of wells, requirements for the operation of wells, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. During the past years, there has been a significant amount of discussion by legislators concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on the Company if it is passed. Many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that such increases would have on the Company. Legislation and new regulations concerning oil and gas exploration and production operations and mining operations are constantly being reviewed and proposed. All of the jurisdictions in which the Company owns and operates properties have statutes and regulations governing a number of the matters enumerated above. Compliance with such laws and regulations generally increases the Company's cost of doing business, and consequently affects its profitability. Due to the frequently changing requirements of laws and regulations, there can be no assurance that costs of future compliance will not impose new or substantial burdens on the Company.

     Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties, and may require the Company to incur costs to remedy the discharge. Oil, natural gas and other pollutants (including salt water brine and minerals processing by-products) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and tailings ponds, and sudden discharges from damage or explosion at natural gas facilities, oil and gas wells or tailings dams. Discharged pollutants may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal, state and foreign laws and regulations govern the environmental aspects of the oil and natural gas and mining businesses. In addition, laws impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with environmental quality requirements and reclamation laws imposed by governmental authorities may necessitate significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in the Company's intended activities. New or different environmental standards imposed in the future may adversely affect the Company's activities. Foreign operations are increasingly being subjected to environmental standards that are patterned after prevailing United States' standards, which tend to be more rigorous and costly than standards that formerly prevailed in such jurisdictions. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas and mining industries. Limited environmental assessments relating to some, but not all, of the Company's properties have been performed, and no material environmental noncompliance or cleanup liabilities were found. However, despite such efforts, there can be no assurance that such problems do not in fact exist, and they may arise in the future; accordingly, there can be no assurance that significant costs for compliance will not be incurred in the future. Moreover, no assurance can be given that environmental laws will not, in the future, result in curtailment of production or material increases in the cost of exploration, development or production or otherwise adversely affect the Company's operations and financial condition.

     Competition. The oil and gas industry and the mining industry are highly competitive. The Company competes with major companies, other independent concerns and individual producers and operators. Many of these competitors have substantially greater financial and other resources than does the Company.

     Nature of Mineral Exploration. Exploration for minerals is highly speculative and involves greater risks than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. The Company's mining operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties.

     Fluctuations in Minerals Prices. The market price of minerals is extremely volatile and beyond the control of the Company. If the price of a mineral should drop dramatically, the value of the Company's properties being explored or developed for that mineral could also drop dramatically and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is sometimes possible to protect against price fluctuations by hedging, the volatility of mineral prices represents a substantial risk in the mining industry generally, which no amount of planning or technical expertise can eliminate. If the Company determines to proceed with mining operations based on prices that turn out to represent a temporary high, such operations could prove to be uneconomic.

     Foreign Operations. The Company's current mining operations take place in Costa Rica. Foreign operations of any sort are subject to risks related to monetary instability, revolution, war, confiscation and other matters, all of which are outside of the Company's control. The Company maintains insurance coverage issued by the Overseas Private Investment Corporation on Rio Chiquito against these sorts of risks. Nevertheless, no assurance can be given that all potential losses would be covered by the insurance, or that the insurance coverage will continue to be available at acceptable premium levels.

     Estimates of Mineralized Deposits. There are numerous uncertainties inherent in estimating mineralized deposits, including many factors beyond the control of the Company. Such estimates are based on numerous assumptions and, therefore, are inherently imprecise. Actual prices, recovery factors, development expenditures, operating expenses and other factors may vary substantially from those assumed in developing the estimates. Any significant variance from such assumptions could materially affect the accuracy of the estimates. A "mineralized deposit" does not necessarily contain any "mineral reserves" because sufficient information has not been obtained to determine whether the deposit can be economically exploited. No assurance can be given that a particular mineralized deposit will ever qualify as a mineable ore reserve, that any particular level of recovery of gold from ore reserves will in fact be realized or that ore reserves may be mined and milled on a profitable basis. Volumes and costs of future production can also be affected by such factors as weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations, equipment breakdowns or malfunctions and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results.

     Capital Needs. In order for the Company to expand its reserve bases, it must make significant capital expenditures for acquisition of properties and for exploration and development. There can be no assurance additional capital will be available to the Company or that capital, if any, will be available on satisfactory terms.

     Reliance on Key Personnel; Demand of Rapid Growth. The Company is dependent upon its executive officers and key employees. The Company does not maintain key man insurance on any of its executive officers or key employees. The unexpected loss of services of one or more of these individuals could have a detrimental effect on the Company. In addition, the continued growth and expansion of the Company will depend upon, among other factors, the successful retention and recruitment of skilled and experienced management and technical personnel, especially in connection with expanding development programs, exploitation efforts and any future acquisitions.

Item 2.  Properties

Oil and Gas

All of Mallon Oil's oil and gas operations are conducted on-shore, in the United States. It currently has operations in the states of New Mexico, Colorado, Oklahoma, Wyoming, North Dakota, and Alabama. Subsequent to December 31, 1995, Mallon Oil acquired a 2.5% working interest in an exploration venture to drill one or more wells offshore Belize. The Company is initially committed to spend approximately $200,000. These expenditures will not begin until late 1996 or early 1997.

     Acreage. The majority of Mallon Oil's producing oil and gas properties is located on leased land held by Mallon Oil for as long as production is maintained. The following table summarizes Mallon Oil's oil and gas acreage holdings as of December 31, 1995. The "Gross" numbers reflect the total number of acres in which Mallon Oil has a working interest. The "Net" numbers reflect the total number of acres represented by Mallon Oil's working interest.

Gross        Net          Gross          Net
Developed    Developed    Undeveloped    Undeveloped
Acreage      Acreage      Acreage        Acreage

43,115       26,011       25,264         13,395

     Proved Reserves. The following reserve information is based upon an evaluation by Schlumberger/GeoQuest Reservoir Technologies (formerly Intera Information Technologies, Inc.), Petroleum Production Division, independent petroleum engineers, and is included herein in reliance on such firm as an expert in preparing such information. The following table sets forth the estimated quantities of proved reserves and the present value of estimated future net revenues from these reserves.

                                      At December 31,
                               1993           1994           1995

Estimated Proved Oil Reserves
    (Mbbls)(1)                1,069(2)       1,706(2)       1,813
Estimated Proved Gas
    Reserves (Mmcf)(1)       25,909(2)      19,232(2)      19,921
Estimated Future
    Net Revenues (1)    $44,699,000(2) $29,970,000(2) $35,656,000
Present Value of Estimated Future
    Net Revenues (1, 3) $25,219,000(2) $18,302,000(2) $21,038,000

(1) These estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission.
(2) These include the volumes deliverable under the Enron Production Payment. Deducting those volumes reduces Mallon Oil's net reserves to 859 MBbls of oil and 22,336 MMcf of gas at December 31, 1993 and 1,544 Mbbls of oil and 16,294 Mmcf of gas at December 31, 1994, reduces the estimated future net revenues to $32,236,000 and $22,529,000 at December 31, 1993 and 1994,
respectively, and reduces the present value of estimated future net revenues to $18,188,000 and $13,758,000 at December 31, 1993 and 1994, respectively. The Enron Production Payment was retired in August 1995 (see Note 6 to the Consolidated Financial Statements).
(3)  Calculated using a discount factor of 10%.

     Drilling Activity. The following table sets forth, for each of the three years ended December 31, 1995, 1994, and 1993, the drilling activities conducted by Mallon Oil.

                           Exploratory Wells
               Gross Wells                    Net Wells
       Productive   Dry   Total      Productive   Dry   Total
1995       1         0      1           .3         0      .3
1994       0         0      0            0         0       0
1993       0         0      0            0         0       0

                           Development Wells
                 Gross Wells                 Net Wells
           Productive   Dry   Total     Productive   Dry   Total
1995           7         1       8         4.4       .56   5.20
1994           4         0       4         1.75       0    1.75
1993           0         0       0           0        0      0

     Productive Wells. The following table summarizes Mallon Oil's gross and net interests in producing wells at December 31, 1995. Net interests represented in the table are net "working interests" which bear the cost of operations. Productive wells are producing wells and wells capable of production and include gas wells awaiting pipeline connections.

                  Gross Wells             Net Wells
            Oil   Gas  SWD  Total    Oil   Gas   SWD  Total
            119   107   4    230     38.4  32.6  1.4   72.5

In addition, Mallon Oil owns interests in 4 waterflood units, which contain a total of 544 gross wells (8.5 net wells).

    Production and Sales Price. Mallon Oil's total oil and gas production, including deliveries under the Enron Production
Payment, for each of the last three years was as follows:

                    1993       1994          1995
    Oil (Bbls)     70,000      146,000      173,000
    Gas (Mcf)     695,000    1,648,000    1,238,000

     The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil (expressed in barrel of oil equivalents - BOE) and per Mcf of gas (expressed in equivalent mcf - McfE) were as follows:

                                    1993     1994     1995
Average Sales Price
Oil (per bbl)                      $14.75   $14.81   $16.45
Gas (per Mcf)                      $ 1.48   $ 1.50   $ 1.58
Average Production Cost
per BOE                            $ 5.25   $ 4.81   $ 4.93
per McfE                           $  .88   $  .80   $  .82

     Hedging Activities. In November 1995, the Company entered into a "collar" hedging transaction with an independent crude oil buyer covering 12,000 barrels per month of its oil production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for light sweet crude oil as quoted on the New York Mercantile Exchange (NYMEX) is less than $16.50 per barrel, the Company will receive the difference between $16.50 and the average settlement price for that month for the 12,000 barrels subject to the collar agreement. If the average settlement price exceeds $18.00 per barrel, the Company will pay the difference between $18.00 and such average price on the 12,000 barrels. The premium for this collar is $0.30 per barrel, payable monthly.

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTUs per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for gas as quoted on the NYMEX is less than $1.70, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTUs subject to the floor agreement. The premium for this floor is $.095 per MMBTU, payable monthly.

Mining

     General. Laguna holds 18 Mineral Exploration Concessions and one Mineral Exploitation Concession granted by the Government of Costa Rica. The Concessions cover 277 square kilometers, divided into two large blocks (south and north) within north-central Costa Rica's Arenal-Fortuna Gold District.

     Location. The Concessions are located in north central Costa Rica. They are reached by driving three hours north from San Jose (the Capitol of Costa Rica) on paved highways to the town of Tilaran, and then 30 minutes by gravel road east of Tilaran.

     Geology. The Southern Block area is generally characterized by hot springs-style epithermal systems comprised of quartz sulfide stockwork zones, locally massive silicification and extensive adjacent zones of phyllic and argillic alteration.

     Reserve and Resource Information. The Rio Chiquito anomaly has defined in-situ geologic resources of approximately 410,000 ounces of gold and 7.8 million ounces of silver. This resource relates only to the partially drilled Rio Chiquito anomaly, and not to the five additional anomalies identified to date. The Northern Concession Block has yet to be evaluated. Laguna believes it contains several promising geologic characteristics.

     Potential. Based on the results of an extensive stream sediment geochemical sampling program covering virtually all of the streams and drainages on the Southern Concession Block, Laguna believes the Concessions may contain maar breccia hosted gold deposits. A total of 401 samples were collected and analyzed for arsenic and gold. The results of the geochemical program showed a large arsenic anomaly trending northwest to southeast across the entire Southern Concession Block. Within the arsenic anomaly and peripheral to it, six large gold anomalies were found, ranging in size from approximately 250 acres to 2,000 acres. Numerous smaller gold anomalies were also identified. The Rio Chiquito deposit was found to be located within a gold anomaly of approximately 250 acres. Except for the drilling at Rio Chiquito and limited work at the Agua Caliente anomaly, these anomalous areas have yet to be thoroughly explored.

     Ownership. At present, Laguna holds a 90% interest in all of the Concessions, and Red Rock holds a 10% interest.

     History. Laguna began active exploration and evaluation of the Rio Chiquito deposit area in March 1984. In October 1987, Laguna commenced operation of an open pit mine and a small pilot plant processing facility at Rio Chiquito. Simple open pit mining and heap leaching techniques were used, and produced gold and silver using a standard Merrill-Crowe recovery plant. By July 1989, Laguna was satisfied that the project's commercial potential warranted additional development. Laguna also concluded that the scope of the project was such that it should seek a large mining company as a joint venture partner in order to more thoroughly evaluate Rio Chiquito and plan for its commercial development. Accordingly, Laguna suspended its pilot mining operations at Rio Chiquito in July 1989. In total, the pilot project at Rio Chiquito mined and processed approximately 110,000 tons of ore, and produced a total of 3,800 ounces of gold and 28,600 ounces of silver.

In December 1990, Laguna and Red Rock entered into a joint venture agreement with Sunshine International Exploration Company, a subsidiary of Sunshine Mining Company, which provided for additional exploration at Rio Chiquito. The program under that joint venture commenced in late 1990 and resulted in 12,300 feet of reverse circulation drilling within an 800 foot by 800 foot grid that overlays the original Rio Chiquito pit area. Sunshine elected not to go forward with the project in May 1991, retaining a 5% net operating profits interest in the Rio Chiquito deposit only. Laguna has an option to purchase this interest for $200,000.

In January 1992, Laguna and Red Rock entered into a joint venture agreement with Newmont Overseas Exploration Limited, a subsidiary of Newmont Mining Company, under which Newmont could earn a 51% interest in the Concessions by spending specified amounts and making specified payments to Laguna and Red Rock. Newmont, at its cost, performed a stream-bed sediment geochemical exploration program, and drilled a total of 8,000 feet of core holes into and surrounding the Rio Chiquito deposit. The majority of the core holes were extended step-outs, drilled well outside of the known boundaries of the deposit, looking for extensions in all directions. An extension was found approximately 1,300 feet to the north, but the gold values were low. An extension to the southwest was also found and the deposit remains open at depth. The joint venture was terminated as of December 31, 1992, and Newmont retains no interest in the project.

During 1993, Laguna drilled an additional 6,000 feet of core holes into the Rio Chiquito deposit. This work was undertaken to confirm data to be used in the preparation of a commercial development feasibility study.

During 1994, the Company carried out surface exploration in the Agua Caliente and Bolanos areas. James Askew and Associates were engaged to do an ore reserve study for the Rio Chiquito pit area.

During 1995, a group of private investors purchased a 20% equity stake in Laguna. Proceeds were used to continue the exploration and development of the Costa Rican concessions. Approximately 10,000 feet of core holes were completed. A geophysical survey was completed over a part of the Southern Block, and an engineering company was engaged to complete a feasibility study of the project. As of the end of 1995, the study was 80% complete.

     Topography and Climate. The terrain over the Concessions is rugged. Ash deposits from nearby Arenal Volcano mantle most of the topography, and range from 3 to 50 feet in thickness. This cover has made exploration of the area difficult, as outcrops are rare and often covered with vegetation. Until it was cleared for dairy cattle operations approximately 25 years ago, the area was covered by rain forest. The climate is subtropical. The area receives an average of 100 inches of rainfall each year, primarily during the rainy season, which extends from August through November.

     Permitting. All governmental permits necessary for the commercial development of the Rio Chiquito deposit, including all required environmental clearances, were obtained in 1987 in connection with the pilot project described above. Those permits and approvals remain in effect, and, under current Costa Rica requirements, will be sufficient for any operations recommended by the feasibility study. In any event, Laguna intends to conduct additional environmental analyses of the project as it is planned, and all operations will be conducted in accordance with internationally recognized and accepted practices. Because of the tropical climate, reclamation work using native vegetation is planned.

     Political Risk Insurance. Laguna has political risk insurance through the Overseas Private Investment Corporation, a quasi-governmental agency sponsored by the United States government. The risks that it insures against are (1) loss due to the inability to convert into U.S. dollars local currency received by the insured as profits or earnings or return of the original investment; (2) loss of investment due to expropriation, nationalization or confiscation by action of a foreign government; (3) loss due to war, revolution, insurrection or civil strife; and (4) loss of profits due to closing of operations because of any revolution, war, insurrection or civil strife.

Item 3.  Legal Proceedings

The Minerals Management Service (the "MMS"), the federal agency with regulatory responsibility for royalty matters on federal and Indian oil and gas leases, has commenced an audit of royalties payable with respect to production during the period of January 1, 1987 through January 31, 1993 from federal and Indian leases operated by Robert L. Bayless in northern New Mexico. Included in these leases are the Company's Jicarilla Apache leases in the Burns Ranch gas field. The MMS has asserted that production from the Jicarilla leases was understated by 50,761 Mcf during January and February 1990 due to a production measurement issue, resulting in non-payment of the 10-2/3% royalty on that amount of production. The MMS also has asserted that royalties were understated by $18,271 on the Jicarilla leases for the period from September 1, 1989 to December 31, 1989 due to a dual accounting issue, and by $812 on such leases for October 1989 due to a transportation deduction issue.
Amounts claimed by the MMS for the remainder of the six-year audit period have not been quantified pending resolution of a Bayless appeal on the MMS positions. The Company has a 59% working interest in the Jicarilla leases at Burns Ranch, and it may therefore be responsible for 59% of amounts finally determined by the audit to be owing from such leases. Robert L. Bayless, as operator, is contesting the asserted deficiencies on behalf of all working interest owners. This matter has been dormant for more than two years.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.  Market For Registrant's Common Equity and Related
Stockholder Matters

The Company's only class of outstanding common equity, its common stock, is traded on the Nasdaq National Market System under the trading symbol "MLRC." The following table sets forth the high and low bid information for the common stock as reported by the NASD for the periods shown. Quotations reflect inter-dealer prices, without retail mark-up, and mark-down or commission, and may not represent actual transactions.

                                                 High      Low
    Quarter ended March 31, 1994                 $4.50    $3.88
    Quarter ended June 30, 1994                   3.75     2.63
    Quarter ended September 30, 1994              3.50     2.38
    Quarter ended December 31, 1994               3.13     1.38
    Quarter ended March 31, 1995                  2.00     1.25
    Quarter ended June 30, 1995                   2.00     1.38
    Quarter ended September 30, 1995              2.50     1.50
    Quarter ended December 31, 1995               2.75     1.00
    Quarter ended March 31, 1996                  2.06     1.38

At March 29, 1996, there were approximately 750 holders of record of the Company's common stock.

The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company instead intends to retain its earnings to support the growth of the Company's businesses. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of its operations. The table presents the consolidated results of operations for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, and balance sheet data as of December 31, 1991, 1992, 1993, 1994 and 1995. This information should be read in conjunction with the Consolidated Financial Statements and Management's Discussion of Financial Condition and Results of Operations, included elsewhere herein.



                                          YEARS ENDED DECEMBER 31
                            1991         1992         1993         1994        1995
Total revenues              $1,608,000   $1,977,000   $2,291,000   $4,909,000  $5,428,000

Operating costs & other
    expenses                 6,239,000    2,244,000    3,478,000    6,540,000   7,104,000

Loss before extraordinary
   item                     (4,631,000)    (268,000)  (1,187,000)  (1,631,000) (1,676,000)

Extraordinary item                  --          --            --           --    (253,000)

Net loss                    (4,631,000)    (268,000)  (1,187,000)  (1,631,000) (1,929,000)

Dividends on preferred
   stock and accretion              --           --           --     (258,000)   (360,000)

Net loss available to
   common shareholders      (4,631,000)    (268,000)  (1,187,000)  (1,889,000) (2,289,000)

Net loss per common share        (0.99)       (0.06)       (0.22)       (0.25)      (0.29)

Net cash provided by (used in)
   operating activities        270,000       47,000   10,114,000     (235,000) (6,897,000)

Total assets                 8,026,000    7,675,000   28,773,000   28,226,000  31,635,000

Long-term debt, deferred
   revenues and drilling
   advances                     41,000      348,000    2,411,000    7,767,000  10,352,000

Mandatorily Redeemable
   Convertible Preferred
   Stock                            --          --            --    3,804,000   3,844,000

Weighted average number of
   common shares outstanding 4,672,000   4,781,000     5,471,000    7,664,000   7,786,000



Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

1995 Summary

As a result of the Company's activities in 1995, it showed continued improvement in several key areas:

- -    The Company had significant discoveries in two fields
through its drilling program;

- -    The Company drilled and successfully completed eight oil
wells in 1995, resulting in a 9% increase in its oil production and a 5% increase in its BOE reserves over 1994 levels;

- -    The Company established a new line of credit with a
commercial bank, which enabled it to terminate its Enron
Production Payment financing; and

- -    The Company raised $2.4 million from the issuance of
Laguna's preferred stock and associated warrants.

Despite the progress made, four factors combined to generate a loss for the year: first, gas sales suffered from lower production and low gas prices; second, additional interest expense was incurred in connection with the Company's lines of credit; third, increased mining project expenses were incurred in relation to the ongoing Rio Chiquito project, and finally, general and administrative expenses were higher than in 1994.

Liquidity, Capital Resources and Capital Expenditures

The Company took several steps in 1995 to reduce its working capital deficit as of December 31, 1995 to $476,000, down from a deficit of $1,764,000 at December 31, 1994. On February 15, 1995, the Company established a $2,500,000 line of credit with three private investors. On August 24, 1995, the Company refinanced this line of credit and its volumetric production payment obligation by establishing a $15,000,000 line of credit with a bank. This $15,000,000 line of credit was subsequently replaced, on March 20, 1996, by a $35,000,000 line of credit (the Facility). By (i) lowering borrowing costs, (ii) eliminating the Company's production payment delivery obligations, (iii) providing a three-month period of "interest-only" debt service obligations, and (iv) providing a $2 million "over-advance" facility to be used specifically for an approved drilling program, these financing transactions are expected to enhance the Company's working capital, cash flows and overall financial condition. The significant terms of the Facility are as follows:

- -    The initial borrowing base is $10,500,000, subject to
redetermination every six months, beginning June 30, 1996;

- -    The interest rate is the London Interbank Offered Rate
(LIBOR), plus 2.5%;

- -    The Facility requires a reduction in the commitment of
$130,000 per month beginning on June 30, 1996, subject to the initial borrowing base redetermination;

- -    The Facility provides for an additional $2,000,000 advance line of credit to be used solely for a development drilling program approved by the lender; this advance line is repayable through 100% of the future net revenues generated by successful wells under the drilling program. In addition, if borrowing base levels increase under the Facility, such amounts must be borrowed and used to prepay amounts outstanding under the advance line.
In any event, any advance line balance must be repaid by September 30, 1997;

- -    The Facility is collateralized by substantially all of the
Company's oil and gas properties;

- -    The Company is obligated to maintain certain financial and other covenants including a minimum current ratio of 1 to 1, minimum net equity requirement, and a debt coverage ratio; and

- -    The Facility expires on March 31, 1999.

With these important financial arrangements in place, the key to the long-term resolution of the Company's working capital situation is its drilling. For 1996, the Company has budgeted for drilling one gross well (approximately .5 net) per month.
The Company has permitted, or is in the process of permitting, an additional 15 development locations for drilling. It will then evaluate further drilling based on the initial results. Drilling operations inevitably have an initial negative impact on the cash and working capital positions of the Company as up-front drilling expenditures are incurred. On a longer term basis - as reserves are produced - these drilling efforts are designed to have net positive effects on cash flow and capital.

Management believes that the ultimate result of the drilling activities, which are primarily aimed at oil production, will be to increase cash flow, thereby reducing the Company's working capital deficit and increasing liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, sales from successfully drilled wells are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital.

There can be no assurance that the proceeds from the line of credit and drilling activities will eliminate the working capital deficit. If they do not, the Company will take other measures to improve its working capital position. While it has no current intention to do so, management could reduce expenses through staff layoffs and other means of expense reduction, sell non-core properties, or obtain additional sources of capital, if available.

Additional drilling, and any acquisitions, would require additional capital. Beyond the Facility, the source of any such capital is not yet known, nor are any acquisitions arranged. If an acquisition is contracted, the Company would expect to finance it with a combination of debt and equity capital, although the details of such financing cannot be predicted at this time.

In addition to its drilling programs, the Company, from time-to-time, farms out non-core properties or properties with a higher risk profile than the Company is willing to accept. One such farmout agreement in 1995 resulted in a significant gas discovery which began production in August 1995. Another well has been drilled and is being tested for completion as of March 29, 1996.

The Company is also evaluating alternatives to realize the value of its mining properties. During 1995, Laguna sold 25,000 shares of Laguna Series A Convertible Preferred Stock (the "Laguna Series A Stock"), representing a 20% equity stake in Laguna. The proceeds from this offering are being used to fund the development of Laguna, including additional core drilling in Costa Rica in preparation of a pre-feasibility study to expand mineable reserves on the Rio Chiquito anomaly located on Laguna's Costa Rica concessions, and preparation of a pre-feasibility study for commercial development of Rio Chiquito to be completed by The Winters Company of Tucson, Arizona in anticipation of making an initial public offering of Laguna stock. Proceeds are also being used to fund day-to-day operations of Laguna.

Each share of Laguna Series A Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of Mallon's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Laguna Series A Stock can be converted into 144 shares of Laguna common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock of Laguna.

Subsequent to yearend, Laguna signed a letter of intent with a Canadian underwriter for the sale of a minimum of 4,000,000 and a maximum of 5,000,000 units at a price of $1.00 per unit. Each unit will include one share of common stock and one warrant to purchase one share of common stock, exercisable at $1.50 per share for an 18-month period. Laguna also agreed to grant the underwriter an option to purchase an additional 500,000 shares of common stock, exercisable at $1.00, also for an 18-month period following the issuance of the common stock.

The Company used net cash for operating activities of $6,897,000 in 1995 compared with $235,000 in 1994. Included in these amounts are net losses of $1,929,000 and $1,631,000, for 1995 and 1994, respectively. Non-cash items added back include depreciation, depletion and amortization of $2,340,000 and $2,409,000 for 1995 and 1994, respectively. Amortization of deferred revenues of $1,420,000 in 1995 and $2,366,000 in 1994 negatively impacted cash flow from operating activities. The termination of the volumetric production payment reduced operating cash flows by a total of $5,941,000, including the gain of $355,000. The early retirement of the $2,500,000 line of credit resulted in an extraordinary loss of $253,000. Other non-cash items increasing operating cash flows were $93,000 and $43,000 in 1995 and 1994, respectively. Changes in operating assets and liabilities decreased cash flows from operations by $130,000 in 1995 as accounts receivable increased. Changes in operating assets and liabilities increased cash flows from operating activities in 1994 by $1,310,000 primarily as a result of an increase in accounts payable and accrued liabilities of $1,549,000.

Investing activities used cash flows of $3,840,000 in 1995 compared with $2,081,000 in 1994. The Company invested significantly more in its mining operations in 1995, and continued reworking, recompleting, drilling and developing its oil and gas properties.

Financing activities netted cash flows of $11,918,000 in 1995, due primarily to two transactions described earlier: the receipt of $10,000,000 as a result of its credit facility refinancing and $2,400,000 as a result of the issuance of Laguna Series A Stock and the associated detachable warrants. In 1994, cash provided by financing activities netted the Company $1,440,000 mainly due to proceeds from the sale of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") of $3,774,000. Of this amount, $2,075,000 was used to retire the Company's former net profits interest and accrued interest. The other financing activity was the payment of the Series B Stock dividends, $320,000 in 1995 and $228,000 in 1994.

At December 31, 1995, the Company had a working capital deficit of $476,000 compared with a deficit of $1,764,000 at December 31, 1994. The improvement in working capital was caused primarily by an increase in cash of $1,181,000, an increase in accounts payable and accrued expenses of $183,000, and an increase in accounts receivable, inventory and other assets of $405,000.

Limiting Mallon's ability to generate cash flows and positive working capital were low gas prices received in 1995, especially in its San Juan Basin gas properties. Generally, prices are beyond the control of the Company and it is limited in its ability to protect its economic interests from the effect of low prices, although the Company may enter into contracts to reduce the risk of price fluctuations, as indicated below.

In November 1995, the Company entered into a "collar" hedging transaction with an independent crude oil buyer covering 12,000 barrels per month of its oil production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for light sweet crude oil as quoted on the New York Mercantile Exchange (NYMEX) is less than $16.50 per barrel, the Company will receive the difference between $16.50 and the average settlement price for that month for the 12,000 barrels subject to the collar agreement. If the average settlement price exceeds $18.00 per barrel, the Company will pay the difference between $18.00 and such average price on the 12,000 barrels. The premium for this collar is $0.30 per barrel, payable monthly.

Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTUs per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for gas as quoted on the NYMEX is less than $1.70, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTUs subject to the floor agreement. The premium for this floor is $.095 per MMBTU, payable monthly.

Results of Operations

The following table summarizes the revenues from oil and gas operations for the following years:

                             1993*         1994*         1995 *

   Oil revenues            $1,033,000    $2,162,000    $2,845,000
   Oil production (bbl)        70,000       146,000       173,000
   Average price per bbl      $ 14.75       $ 14.81       $ 16.45

   Gas revenues            $1,028,000    $2,467,000    $1,955,000
   Gas production (mcf)       695,000     1,648,000     1,238,000
   Average price per mcf        $1.48         $1.50         $1.58

   Production and operating
     costs per BOE              $5.25         $4.81         $4.84
   Depreciation, depletion and
       amortization per BOE     $4.70         $5.54         $5.60

* Includes 6,000 bbls and 70,000 mcf in 1993, 48,000 bbls and 961,000 mcf in 1994 and 26,000 bbls and 692,000 mcf in 1995 delivered to Enron pursuant to the terms of the volumetric production payment agreement (see Note 6 to the Consolidated Financial Statements).

1995 Compared to 1994

Total revenues increased from $4,909,000 in 1994 to $5,428,000 (or 11%) in 1995. Of this increase, $355,000 is the result of a gain recognized on the termination of the Company's volumetric production payment. Because the volumetric production payment delivery obligation was terminated in August 1995, deferred revenue amortization decreased to $1,420,000, down $946,000 (or 40%) from $2,366,000 in 1994. In 1996, it is expected that all of the Company's production will result in cash sales to the Company.

Oil and gas sales in 1995 increased to $3,380,000, up from $2,263,000 in 1994, representing a $1,117,000 increase (or 49%).
This increase is primarily due to the Company's successful development program and the termination of the production payment, whereby quantities previously delivered to Enron are now sold to third parties by the Company. Total oil sales increased by 27,000 barrels or approximately 19%. Reserve engineering forecasts indicate oil production of 162,000 barrels from proved developed producing reserves in 1996. This estimate does not include any incremental production which might result from the Company's current development program. Management believes 1996 drilling activities will provide another increase in oil production. Average oil prices increased from $14.81 per barrel in 1994 to $16.45 per barrel in 1995, a $1.64 (or 11%) increase.

Gas production decreased from 1,648,000 mcf in 1994 to 1,238,000 mcf in 1995, or by 410,000 mcf (or 25%) due in part to a decrease in one of the Company's producing properties. One of the Company's significant properties has a steep decline curve, accounting for 267,000 mcf of the 1995 production decrease. Reserve engineering forecasts indicate gas production of 1,228,000 mcf from proved developed producing reserves in 1996 before taking into account any new gas production which may come on line in 1996. Average gas prices increased in 1995 by $.08 per mcf (or 5%).

Included in total revenues for 1995 and 1994 are $1,420,000 and $2,366,000, respectively, from the amortization of deferred revenues. These deferred revenues related to a volumetric production payment agreement with Enron, which was terminated in August 1995. The deferred revenue was to be amortized over eight years as deliveries were made to the purchaser. The Company delivered approximately 692,000 mcf and 26,000 barrels in 1995 and 961,000 mcf and 48,000 barrels in 1994 under the production payment. The Company incurred all costs related to the production and delivery of these quantities. As a result of the termination, the Company recognized a gain of $355,000 for the difference between the book value of deferred revenues and the amount paid to terminate the production payment obligation.

Lease operating expenses per equivalent barrel averaged $4.93 in 1995, compared with $4.81 in 1994. On a per barrel basis, management expects lease operating expenses to decline in 1996.

There were no sales of gold and silver in 1995 or 1994, and no income is expected in the immediate future. Costs related to the mining operation were $ 448,000 in 1995, a significant $279,000 (or 165%) increase over $169,000 in 1994. The proceeds from the Laguna Series A Stock offering are being used to fund development of Laguna's activities in Costa Rica. The program there includes additional core drilling to further delineate the Rio Chiquito ore body and possibly expand mineable reserves. As a result of these activities, mining project expenses increased in 1995, and will continue to do so in 1996, and cash flow decreased. The long-term impact of the Laguna development should be to add value and to increase cash flows to the Company.

Depreciation, depletion and amortization rose slightly in 1995 to $5.60 per barrel of oil equivalent, an increase of $.06 per barrel from 1994. As of December 31, 1995, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $1,540,000. However, oil and gas prices have increased substantially subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicates that the oil and gas properties were not, in fact, impaired. Accordingly, the $1,540,000 impairment was not charged to expense during the year ended December 31, 1995.

Interest and other expense of $433,000 was up significantly ($301,000, or 228%) in 1995 as the Company incurred interest on its lines of credit. The increase is the result of interest incurred on borrowings under the Company's lines of credit; such borrowings were incurred to terminate the volumetric production payment. Management expects that net cash flow will increase in 1996 as sales to the Company of volumes previously delivered to Enron will more than offset the full year effect of interest expense under the Company's lines of credit. Management expects interest expense to increase in 1996, as the new Facility will be outstanding for the entire year.

Total general and administrative costs were $2,015,000 in 1995, an increase of $209,000 (or 12%) over the $1,806,000 in 1994. Of this increase, $200,000 was expensed as investment banking fees related to a contract which expired in 1995. Salaries for two officers hired April 1, 1994 were included for the full year in 1995. In 1995, consulting fees related to Laguna's exploration program also significantly increased general and administrative expenses. Travel and related expenses increased in 1995 because of expenditures incurred in pursuing the Laguna private placement, for travel related to the financing transactions, and for new personnel traveling to Costa Rica for the mining program. These increases are offset by the Company's efforts to reduce its overhead. While reductions were made in several areas, legal fees, specifically, decreased by more than $200,000 and general office expenses were reduced by approximately $30,000.

The Company paid the 8% dividend on its $4,000,000 face value
Series B Stock.  This amount totaled $320,000 in 1995 and
$228,000 for the period from April 16, 1994 to December 31, 1994.
The annual dividend is $320,000, payable in quarterly installments of $80,000. Related accretion on the Series B Stock was $40,000 for the year ended December 31, 1995.

1994 Compared to 1993

The Company used net cash for operating activities of $235,000 in 1994 compared with generating $10,114,000 in 1993. Included in these amounts are net losses of $1,631,000 and $1,187,000 for 1994 and 1993, respectively. Also included are non-cash charges for these net losses is depreciation, depletion and amortization of $2,409,000 in 1994 compared with $937,000 in 1993.
Amortization of deferred revenue of $2,366,000 in 1994 and $184,000 in 1993 negatively impacted cash flow from operating activities. In 1993, proceeds from the volumetric production payment increased cash from operating activities by $10,002,000. Other non-cash items were $43,000 and $210,000, in 1994 and 1993, respectively. An increase in accounts payable and accrued liabilities of $1,549,000 in 1994 increased cash flows from operating activities, whereas increases in accounts receivable and other assets of $357,000 decreased available cash flows.

The Company's investing activities used cash flows of $2,081,000 in 1994 compared with $13,056,000 in 1993. In 1994, Mallon's oil and gas operations involved reworking, recompleting and developing properties. Effective January 1, 1994, the Company completed a $22,400,000 acquisition. The adjusted purchase price at closing on September 30, 1993 was $19,300,000, of which $7,343,000 was in the form of a promissory note. The financial results of operations from January 1, 1993 to September 30, 1993 of the acquired properties were recorded as a reduction of the purchase price.

Financing activities netted cash flows of $1,440,000 in 1994, primarily from the sale of the Company's Series B Stock, which resulted in net proceeds of $3,774,000. Dividends on the Series B Stock totaled $228,000. Also impacting cash flows provided by financing activities was repayment of the Company's net profits interest and accrued interest in the amount of $2,075,000, which eliminated this obligation. In 1993, financing activities provided cash flows of $3,683,000, reflecting the sale of $8,940,000 of the Company's common stock, proceeds from the exercise of options of $278,000, and the sale of the net profits interest of $1,998,000. The payment of $7,343,000 on the Company's note payable, and payments on long-term debt, decreased cash provided by financing activities.

Exclusive of quantities delivered pursuant to the Company's volumetric production payment, 1994 oil and gas sales increased to $2,263,000 from $1,877,000 in 1993, representing a $386,000
(or 21%) increase. This increase is due primarily to the September 1993 property acquisition, and drilling and enhancement operations completed during 1994. Oil production net to Mallon increased by 34,000 barrels or approximately 53%. Not included in the above oil production totals are 48,000 barrels in 1994 and 6,000 barrels in 1993 which were delivered to Enron in accordance with the terms of the volumetric production payment. Average oil prices increased from $14.75 per barrel in 1993 to $14.81 per barrel in 1994.

Natural gas production net to Mallon increased by 62,000 mcf (or 10%) in 1994. Natural gas production in 1994 totaled 1,640,000 mcf; of which 961,000 mcf were delivered to meet the production payment obligation. In 1995, natural gas production totaled 659,000 mcf; 70,000 mcf were delivered to Enron. In addition, output was curtailed in the Company's Burns Ranch area, further reducing gas production for the Company's account. Average gas prices increased in 1994 by $.02 per mcf (or 1%).

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

Further limiting the Company's ability to generate cash flows was the fact that certain of the Company's significant wells, including the Mobil 12, the White Baby Comm. #1 and #2, the Eddy 21 Federal #1, and the Allied 21 Federal #1, were shut in during the first part of 1994 while production enhancement operations were performed. Also, the South Carlsbad compressor was out of service during most of the first quarter.

Lease operating expense per equivalent barrel averaged $4.81 in 1994, compared with $5.25 in 1993. The decrease of $0.44 per barrel (or 9%) was due primarily to the lower operating costs on the acquired properties and operational efficiencies employed by the Company. This reduction occurred despite substantial costs for significant workovers and repairs on the Company's properties in 1994.

There were no sales of gold and silver in 1994 or 1993, and no sales are expected in the immediate future. The Company recognized management fees of $81,000 associated with the Newmont operation in 1993. This agreement expired as of March 31, 1993. Direct costs related to the mining operation were $169,000 in 1994 and $133,000 in 1993.

Depreciation, depletion and amortization increased to $5.53 per barrel of oil equivalent for 1994, up from $4.70 in 1993. The increase of $0.83 (or 18%) partially reflects a decrease in production in one of the Company's major properties and the effect of low yearend gas prices on reserves. As of December 31, 1994, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $916,000. However, oil and gas prices increased subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicated that the oil and gas properties were not, in fact, impaired. Accordingly, the $916,000 impairment was not charged to expense during the year ended December 31, 1994.

Interest and other expense of $132,000 was down significantly in 1994 ($249,000 was incurred in 1993), as the Company incurred interest at 15% on its net profits interest in 1993. The net profits interest was retired in April 1994.

Total general and administrative costs were $1,806,000 in 1994, an increase of $623,000 (or 53%) over the $1,183,000 for 1993.
The increase is due mainly to increased salary expense for additional personnel directly related to the September 1993 acquisition. Legal fees increased significantly, as the Company was plaintiff in a complex lawsuit in which it sought substantial damages. Travel expenses increased significantly due to efforts related to the Company's mining property.

The Company paid the 8% dividend on its $4,000,000 face value Series B Stock. This amount totaled $228,000 for the period from April 16, 1994 to December 31, 1994. Related accretion on the Series B Stock was $30,000 for the year ended December 31, 1994.

Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements that constitute
Item 8 follow the text of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements appears at page F-
1.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Effective November 10, 1994, the Company released Hein + Associates LLP ("H+A") as its independent certified public accounting firm. During the two most recent fiscal years, and for the period from December 31, 1993 through November 10, 1994, there were no disagreements with H+A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The release of H+A was approved by the Company's Board of Directors at its November 9, 1994 meeting. At that same meeting, the Company's Board of Directors approved the selection of Price Waterhouse LLP as the Company's independent accounting firm for the fiscal years 1993 through 1996. The Company had no prior business dealings or consultations with Price Waterhouse LLP.

PART III

Item 10.  Directors and Executive Officers

(a)  Directors
    The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its May 31, 1996 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

(b)  Executive Officers
    Information concerning executive officers is set forth in
Item 1 of Part I of this report.

Item 11.  Executive Compensation

    The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its May 31, 1996 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    The information set forth under the caption "Principal Shareholders" in the Company's Proxy Statement for its May 31, 1996 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for its May 31, 1996 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
(a)  The following documents are filed as part of this Annual
Report on Form 10-K:
    1.  Financial Statements:  See the accompanying "Index to
Consolidated Financial Statements" at page F-1.
    2.  Exhibits

                              EXHIBIT INDEX
                                                      Sequential
Exhibit                                                  Page
Number                     Document Description         Number
*3.01   Articles of Incorporation                           (1)
*3.02   Bylaws                                              (1)
*3.03   Statement of Designations -Series A Preferred Stock (4)
*3.04   Statement of Designations -Series B Preferred Stock (8)
Material Contracts
*10.21  Farmout Agreement among Southland Royalty Company,
        Robert L. Bayless and Mallon Oil Company covering
        the Burns Ranch Prospect                            (1)
*10.35  Exploitation Concession Permit #1888 for lands to
        be mined at Rio Chiquito                            (2)
*10.38  Overseas Private Investment Corporation, Contract
        of Insurance                                        (3)
*10.1.1 Stock Purchase Agreement dated December 22, 1989    (4)
*10.1.2 Shareholders Agreement dated December 28, 1989      (4)
*10.48  Purchase and Sale Agreement between Pennzoil
        Exploration and Production Company and the Company
        dated June 3, 1993                                  (6)
 *10.51  Purchase and Sale Agreement between Mallon Oil
         Company and  Enron Reserve Acquisition Corp.        (6)
 *10.52  Production and Delivery Agreement between Mallon
         Oil and Enron                                       (6)
 *10.53  Conveyance of Overriding Royalty from Mallon Oil
         to Enron                                            (6)
 *10.54  Assignment of Overriding Royalty from Mallon Oil
         to Cactus Hydrocarbons                              (6)
 *10.55 Midland Bank Credit Agreement dated August 24, 1995 (8) *10.56 Midland Bank Promissory Note dated August 24, 1995 (8)
 *10.57  Midland Bank Mortgage dated August 24, 1995         (8)
 *10.58  Bank One -- Loan Agreement dated March 20, 1996     (9)
 *10.59  Bank One -- $35,000,000 Promissory Note dated
         March 20, 1996                                      (9)
 *10.60  Bank One -- $2,000,000 Advance Promissory Note
         dated March 20, 1996                                (9)
 *10.61  Bank One -- Mortgage dated March 20, 1996           (9)
*10.62  Bank One -- Guaranty dated March 20, 1996            (9)
Executive Compensation Plans and Arrangements
*10.1.3 Equity Participation Plan, amended November 2, 1990   (5)
*10.1.4 Stock Compensation Plan for Outside Directors         (7)
Consents
  23.1  Consent of Price Waterhouse LLP                       82
  23.2  Consent of Hein + Associates LLP                      83
__________________________
* The exhibit numbers are the exhibit numbers assigned in the previous filings with the Securities and Exchange Commission, which are identified in the notes below.
(1) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-4 (SEC File No. 33-23076) filed on August 15, 1988.
(2) Incorporated by reference from Mallon Minerals Corporation (Commission File No. 0-11673) Form 10-K for fiscal year ended February 28, 1986.
(3) Incorporated by reference from Mallon Minerals Corporation (Commission File No. 0-11673) Form 10-K for fiscal year ended February 28, 1987.
(4) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on January 8, 1990.
(5) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.
(6) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-3 (SEC File No. 33-65846) filed on July 12, 1993.
(7) Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-8 (SEC File No. 33-39635) filed on March 28, 1991.
(8) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on August 24, 1995.
(9) Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on March 20, 1996.


            Index to Consolidated Financial Statements

                                                            Page

Report of Independent Accountants                           F-2
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Operations                       F-5
Consolidated Statements of Stockholders' Equity             F-6
Consolidated Statements of Cash Flows                       F-7
Notes to Consolidated Financial Statements                  F-9


                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mallon Resources Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their cash flows and operations for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


    /s/ Price Waterhouse LLP

Price Waterhouse LLP

Denver, Colorado
April 12, 1996


         MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                              December 31,
                                          1994          1995
Current assets:
   Cash and cash equivalents           $    88,000   $ 1,269,000
   Accounts receivable, with no
      allowance for doubtful accounts:
        Joint interest participants        490,000       376,000
        Related parties                     15,000        22,000
        Oil and gas sales                  551,000     1,065,000
        Other                               79,000            --
   Inventories                              30,000        53,000
   Other                                    89,000       143,000
         Total current assets            1,342,000     2,928,000

Property and equipment:
   Oil and gas properties, under
      full cost method                  41,127,000    43,751,000
   Mining properties and equipment       5,010,000     6,248,000
   Other equipment                         375,000       508,000
                                        46,512,000    50,507,000
Less accumulated depreciation,
   depletion and amortization          (19,834,000)  (22,085,000)
                                        26,678,000    28,422,000

Notes receivable, related parties           43,000        63,000

Other, net                                 163,000       222,000

Total Assets                          $ 28,226,000  $ 31,635,000


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease
      obligation                      $        --   $     23,000
   Trade accounts payable               2,253,000      2,309,000
   Undistributed revenue                  584,000        711,000
   Drilling advances                      207,000        271,000
   Accrued taxes and expenses              62,000         90,000
         Total current liabilities      3,106,000      3,404,000

Long-term debt                                 --     10,000,000
Capital lease obligation, net of
    current portion                            --         37,000
Drilling advances                         315,000        315,000
Deferred revenues                       7,452,000             --
        Total non-current liabilities   7,767,000     10,352,000

Total liabilities                      10,873,000     13,756,000

Commitments and contingencies (Note 7)         --             --

Minority interest                              --      2,275,000

Series B Mandatorily Redeemable
   Convertible Preferred Stock,
   $0.01 par value, 500,000 shares
   authorized, 400,000 shares
   issued and outstanding, respectively;
   liquidation preference and mandatory
   redemption of $4,000,000             3,804,000      3,844,000

Stockholders' equity:
   Series A Convertible Preferred Stock,
      $0.01 par value, 1,467,890 shares
      authorized, 1,100,918 shares issued
      and outstanding; liquidation
      preference $6,000,000             5,730,000      5,730,000
   Common Stock, $0.01 par value, 25,000,000
      shares authorized; 7,672,503 and
      7,799,658 shares issued and
      outstanding, respectively            77,000         78,000
   Additional paid-in capital          38,727,000     38,906,000
   Accumulated deficit                (30,985,000)   (32,954,000)
         Total stockholders' equity    13,549,000     11,760,000

Total Liabilities and Stockholders'
   Equity                            $ 28,226,000   $ 31,635,000

The accompanying notes are an integral part of these consolidated financial statements.

              MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the Years Ended December 31,
                                               1993            1994          1995
Revenues:
   Oil and gas sales                        $ 1,877,000    $ 2,263,000    $ 3,380,000
   Deferred revenue amortization                184,000      2,366,000      1,420,000
   Mining management fee                         81,000             --             --
   Operating service revenue                    101,000        174,000        158,000
   Interest and other                            48,000        106,000        115,000
   Gain on termination of volumetric
     production payment                              --            --         355,000
                                              2,291,000      4,909,000      5,428,000

Costs and expenses:
   Oil and gas production                       976,000      2,024,000      1,868,000
   Mining project expenses                      133,000        169,000        448,000
   Depreciation, depletion and amortization     937,000      2,409,000      2,340,000
   General and administrative                 1,183,000      1,806,000      2,015,000
   Interest and other                           249,000        132,000        433,000
                                              3,478,000      6,540,000      7,104,000

Loss before extraordinary item               (1,187,000)    (1,631,000)    (1,676,000)

Extraordinary loss on early retirement of debt       --             --       (253,000)

Net loss                                     (1,187,000)     (1,631,000)   (1,929,000)

Dividends on preferred stock and accretion           --        (258,000)     (360,000)

Net loss available to common stockholders    $(1,187,000)  $ (1,889,000)  $(2,289,000)

Per share:
   Loss available to common stockholders
      before extraordinary item              $     (0.22)  $     (0.25)   $     (0.26)

   Extraordinary loss                                 --            --          (0.03)

   Net loss available to common
      stockholders                           $     (0.22)  $     (0.25)   $     (0.29)

Weighted average shares outstanding            5,471,000     7,664,000      7,786,000

The accompanying notes are an integral part of these consolidated financial statements.


             MALLON RESOURCES CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           Series A                            Additional
                           Preferred Stock    Common Stock     Paid-In   Accumulated
                           Shares    Amount   Shares   Amount  Capital   Deficit    Total
                                     (000)             (000)   (000)      (000)     (000)
Balances 1/1/93           1,100,918  $5,730  4,841,027  $48   $29,097   $(28,137)  $6,738
Private placement of
   common stock                  --      --  2,213,888   22     8,918         --    8,940
Stock options exercised          --      --    100,000    1       261         --      262
Employee stock options
   exercised                     --      --      3,240   --        16         --       16
Stock issued to directors        --      --      1,570   --        12         --       12
Stock issued for Fruitland
   Gas Company                   --      --    400,000    4      (105)        --     (101)
Stock issued for property
   and equipment                 --      --     30,000    1       150         --      151
Options exercised for services   --      --      8,000   --        33         --       33
Employee stock options granted   --      --         --   --       165         --      165
Net loss                         --      --         --   --        --     (1,187)  (1,187)
Balances 12/31/93         1,100,918   5,730  7,597,725   76    38,547    (29,324)  15,029
Employee stock options exercised --      --      5,000   --        --         --       --
Stock issued to directors        --      --      3,078   --        11         --       11
Stock issued for property
   and equipment                 --      --     66,700    1       299         --      300
Employee stock options granted   --      --         --   --        32         --       32
Other                            --      --         --   --        66         --       66
Dividends on preferred stock     --      --         --   --      (228)        --     (228)
Accretion of preferred stock     --      --         --   --        --        (30)     (30)
Net loss                         --      --         --   --        --     (1,631)  (1,631)
Balances 12/31/94         1,100,918   5,730  7,672,503   77    38,727    (30,985)  13,549
Employee stock options
    exercised                    --      --      5,000   --        --         --       --
Stock issued to directors        --      --      6,155   --        12         --       12
Stock issued for property        --      --     56,000   --       112         --      112
Stock issued for loan fees       --      --     60,000    1       111         --      112
Employee stock options granted   --      --         --   --        89         --       89
Issuance of warrants             --      --         --   --       175         --      175
Dividends on preferred stock     --      --         --   --      (320)        --     (320)
Accretion of preferred stock     --      --         --   --        --        (40)     (40)
Net loss                         --      --         --   --        --     (1,929)  (1,929)
Balances 12/31/95         1,100,918  $5,730  7,799,658  $78   $38,906   $(32,954) $11,760

The accompanying notes are an integral part of these consolidated financial statements.

               MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Years Ended December 31,
                                                      1993         1994          1995
Cash flows from operating activities:
   Net loss                                       $(1,187,000)  $(1,631,000)  $(1,929,000)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of deferred revenues              (184,000)   (2,366,000)   (1,420,000)
      Depletion, depreciation and amortization        937,000     2,409,000     2,340,000
      Stock issued for compensation                   210,000        43,000       101,000
      Termination of volumetric production payment         --            --    (5,586,000)
      Gain on termination of volumetric production
         payment                                           --            --      (355,000)
      Non-cash portion of extraordinary loss               --            --        90,000
      Other                                                --            --        (8,000)
      Proceeds from volumetric production payment  10,002,000            --            --
      Changes in operating assets and liabilities:
        Increase in:
           Accounts receivable                       (607,000)     (257,000)     (328,000)
           Inventory and other current assets        (117,000)     (100,000)      (77,000)
        Increase (decrease) in:
           Accounts payable and undistributed revenue 963,000     1,549,000       183,000
           Accrued taxes and expenses                 105,000        14,000        28,000
           Drilling advances                           (8,000)      104,000        64,000
Net cash provided by (used in) operating activities 10,114,000     (235,000)   (6,897,000)

Cash flows from investing activities:
   Increase in notes receivable - related party        (8,000)       (2,000)      (20,000)
   Additions to property and equipment            (13,048,000)   (2,079,000)   (3,820,000)
Net cash used in investing activities             (13,056,000)   (2,081,000)   (3,840,000)

Cash flows from financing activities:
   Proceeds from long-term debt                            --            --    10,000,000
   Payments on long-term debt and capital
      lease obligation                                (70,000)      (31,000)       (3,000)
   Debt issue costs paid                                   --            --      (159,000)
   Payments of note payable                        (7,343,000)           --            --
   Proceeds from sale of net profits interest       1,998,000            --            --
   Payments on net profits interest                        --    (2,075,000)           --
   Payment of origination fee for net profits
      interest                                       (120,000)           --            --
   Net proceeds from private placement of
      common stock                                  8,940,000            --            --
   Proceeds from stock options exercised              278,000            --            --
   Issuance of preferred stock, net of
      issuance costs                                       --     3,774,000            --
   Issuance of preferred stock in subsidiary,
      net of issuance costs                                --            --     2,275,000
   Issuance of warrants                                    --            --       125,000
   Payment of preferred dividends                          --      (228,000)     (320,000)
Net cash provided by financing activities           3,683,000     1,440,000    11,918,000

Net increase (decrease) in cash and cash equivalents  741,000      (876,000)    1,181,000

Cash and cash equivalents, beginning of year          223,000       964,000        88,000

Cash and cash equivalents, end of year             $  964,000   $    88,000   $ 1,269,000

Supplemental cash flow information:
   Cash paid for interest                          $   93,000   $   175,000   $   525,000

   Cash paid for income taxes                      $       --   $        --   $       --

   Non-cash transactions:
      Note payable exchanged for oil and
        gas property                               $7,343,000    $       --   $       --

      Issuance of common stock in exchange for:
         Acquisition of FGC, net of $70,000
            property acquisition                     (101,000)           --           --
         Acquisition of property and equipment        151,000      $300,000     $112,000
         Loan origination fee                              --            --      112,000

      Issuance of warrants in exchange for:
         Loan origination fee                              --            --       50,000

      Acquisition of equipment under capital lease         --            --       63,000



The accompanying notes are an integral part of these consolidated financial statements.


            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization:
     Mallon Resources Corporation (the "Company" or "MRC") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company had no significant business activity until December 21, 1988 when the combination of two companies and 19 limited partnerships into MRC became effective (the "Consolidation"). The participants in the Consolidation were Mallon Oil Company ("MOC"), Laguna Gold Company ("Laguna"), and 19 Colorado limited partnerships for which MOC or Laguna served as a general partner. Effective December 21, 1988, the Company issued shares of its $0.01 par value common stock in exchange for all of the shares of MOC and Laguna and for the net assets of all of the partnerships.

Nature of Operations:
     The Company operates in two lines of business: oil and gas exploration and production, and gold and silver exploration. The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico, and entirely within the United States. Mining operations are conducted through Laguna in Costa Rica and are in the pre-production stage.

Principles of Consolidation:
     The consolidated financial statements include the accounts of MOC, Laguna, and all of their wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash Equivalents:
     Cash equivalents include amounts which are readily convertible into cash and have an original maturity of three months or less, such as bankers acceptances, certificates of deposit, and commercial paper.

Fair Value of Financial Instruments:
     The Company's on-balance sheet financial instruments consist of cash and cash equivalents, accounts receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1995, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

     The Company's off-balance sheet financial instruments consist of "collar" and "floor" derivative instruments which are intended to manage commodity price risk (see Note 10). Based on market prices at December 31, 1995, the Company will receive approximately $70,000 less revenue than at spot price over the term of the derivative agreement.

Inventories:
     Inventories, which are composed of oil and gas lease and well equipment, and mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Oil and Gas Properties:
     Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development are capitalized. All such costs are accumulated in one cost center, the continental United States.

     Proceeds on disposal of properties are ordinarily accounted for as adjustments of capitalized costs, with no profit or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Costs capitalized, net of accumulated depreciation, depletion and amortization and deferred revenue from any volumetric production payments, cannot exceed the estimated future net revenues, net of the related income tax effects, discounted at 10%, of the Company's proved reserves.

     Depletion is calculated using the units-of-production method based upon the ratio of current period production to estimated proved oil and gas reserves expressed in physical units, with oil and gas converted to a common unit of measure on the basis of relative energy content.

     Estimated abandonment costs (including plugging, site restoration, and dismantlement expenditures) are accrued if such costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. As of December 31, 1995, estimated salvage values equaled or exceeded estimated abandonment costs.

Mineral Properties and Equipment:
     The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have development potential, further exploration and development costs are capitalized. When commercially profitable ore reserves are developed and operations commence, capitalized costs will be amortized using the units-of-production method based on the estimated tons of ore to be recovered. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are expensed in the year abandoned or sold and any gain or loss would be recognized. Proceeds from advanced royalties are to be accounted for as adjustments of capitalized costs, with no profit or loss recognized.

     Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is depreciated at approximately 2% per year.

     Capitalized costs, net of accumulated depreciation, depletion and amortization, may not exceed the estimated net realizable value of the properties, as determined by management on a periodic basis. Management estimates net realizable values based on reserve estimates (including informal deposit, resource and reserve estimates prepared by Company staff), feasibility studies, engineering data, commodity prices and market trends, actual or projected mining and operating costs, estimated income, severance and other taxes, and other information deemed to be relevant to such estimations. As of December 31, 1995, capitalized costs were less than estimated net realizable values.

Other Property and Equipment:
     Other property and equipment is recorded at cost, and is depreciated over the estimated useful lives (five to seven years) using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures which increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

Impairment of Long-Lived Assets:
     In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations.

Gas Balancing:
     The Company uses the entitlements method of accounting for recording natural gas sales revenues. Under this method, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

Concentration of Credit Risk:
     The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but does monitor the credit standing of counterparties.

Intangible Assets:
     Intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

Drilling Advances and Deferred Revenues:
     Revenues billed in advance for services are deferred and recorded in income in the period in which the related services are rendered. Revenues received in advance of production are classified as deferred revenue. The deferred revenue is amortized as production and delivery occur.

Income Taxes:
     In fiscal 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of those assets and liabilities based on currently enacted tax rates.

     The benefits of tax credits will be reflected as a reduction of income tax expense in the year in which management determines that such credits are more likely than not realized.

Stock-Based Compensation:
     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Upon adoption in 1996, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

Management Fees:
     Management fees received in connection with oil and gas properties are credited to the full cost pool. All other management fees are recorded as income when earned.

Foreign Currency Translation:
     Management has determined the U.S. dollar to be the functional currency for the Company's Costa Rican operations.
Accordingly, the assets, liabilities and results of operations of the Costa Rican subsidiaries are measured in U.S. dollars.
Transaction gains and losses are not material for any of the periods presented herein.

Hedging Activities:
     The Company's use of derivative financial instruments is limited to management of commodity price risk. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold.

Per Share Data:
     Loss per share of common stock is computed by dividing net loss attributable to shares of common stock by the weighted average number of common shares outstanding. Loss attributable to shares of common stock is net loss, preferred stock dividends and accretion of Series B Mandatorily Redeemable Convertible Preferred Stock. Preferred stock dividends and accretion totaled $360,000 and $258,000 for the years ended December 31, 1995 and 1994, respectively. The computation of fully diluted loss per share of common stock for each of the three years in the period ended December 31, 1995 was not dilutive; therefore, only primary loss per share of common stock is presented.

Use of Estimates and Significant Risks:
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas and mineral reserves, fair value of financial instruments, future cash flows associated with assets, valuation allowance for deferred tax assets, and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

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

Reclassifications:
     Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1995.

Note 2.  OIL AND GAS PROPERTIES

     During 1995, the Company's oil and gas activities were conducted entirely in the United States. Subsequent to December 31, 1995, Mallon Oil acquired a 2.5% working interest in an exploration venture to drill one or more wells offshore
Belize. The company is initially committed to spend approximately $200,000. These expenditures will not begin until late 1996 or early 1997.

     Depletion of oil and gas property costs were $4.70, $5.53 and $5.70 per equivalent barrel of oil production for the years ended December 31, 1993, 1994, and 1995, respectively.

     On September 30, 1993, the Company purchased interests in certain properties for approximately $19,300,000. The purchase price was paid with $10.0 million of proceeds from the sale of a volumetric production payment (which was terminated in August
1995), $2.0 million of proceeds from the sale of a net profits interest (which was retired in April 1994), and with a note payable to the seller of $7.3 million (which was repaid in November 1993).

     The operations of the acquired properties have been included in the Company's accompanying consolidated statements of operations, beginning October 1, 1993. The following represents the unaudited pro forma results of operations for the year ended December 31, 1993, assuming the acquisition had taken place as of January 1, 1993:

                                                      (Unaudited)

Total revenues                                        $6,006,000

Net loss available to common stockholders             $ (242,000)

Net loss per share                                    $     (.03)

Capitalized Costs Relating to Oil and Gas Activities:

                                   December 31,
                           1993           1994          1995

Oil and gas properties   $ 38,885,000  $ 41,127,000  $43,751,000
Accumulated depreciation,
   depletion and
   amortization           (16,863,000)  (19,011,000) (21,173,000)
                           22,022,000    22,116,000   22,578,000

Deferred revenues attri-
   butable to the volu-
   metric production
   payment                 (9,818,000)   (7,452,000)          --

                         $ 12,204,000  $ 14,664,000  $ 22,578,000

   The Company does not have significant costs of unproved properties or costs excluded from the full cost pool amortization base. As of December 31, 1995, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $1,540,000. However, oil and gas prices increased substantially subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicates that the oil and gas properties were not, in fact, impaired. Accordingly, the $1,540,000 impairment was not charged to expense during the year ended December 31, 1995.

Costs Incurred in Oil and Gas Producing Activities:

                                       December 31,
                               1993          1994        1995

Property acquisition costs   $16,919,000  $  721,000  $   131,000
Termination of volumetric
   production payment                 --          --    5,586,000
Exploration costs                     --          --      180,000
Development costs              3,318,000   1,802,000    2,379,000
Full cost pool credits           (21,000)   (142,000)     (66,000)

                             $20,216,000  $2,381,000  $ 8,210,000

Results of Operations from Oil and Gas Producing Activities:


                                      December 31,
                                1993         1994        1995

Oil and gas sales          $ 1,877,000  $ 2,263,000  $ 3,380,000
Deferred revenue amortization  184,000    2,366,000    1,420,000
Lease operating expense       (976,000)  (2,024,000)  (1,868,000)
Depreciation, depletion and
   amortization               (874,000)  (2,330,000)  (2,162,000)

Results of operations from
   producing activities
  (excluding corporate over-
   head, interest and income
   taxes)                  $   211,000  $   275,000  $   770,000

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):
    Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm for the years ended December 31, 1993, 1994, and 1995. All of the Company's reserves are located in the continental United States.

                                             Oil        Gas
Proved Reserves                             (BBLS)      (MCF)

Reserves, January 1, 1993                   337,000   10,892,000

   Acquisition of reserves in place         855,000   14,967,000
   Sale of reserves in place               (215,000)  (3,626,000)
   Extensions, discoveries and additions      8,000       20,000
   Production                               (64,000)    (625,000)
   Revisions                                (62,000)     708,000

Reserves, December 31, 1993                 859,000   22,336,000

   Extensions, discoveries and additions    664,000      448,000
   Production                               (98,000)    (858,000)
   Revisions                                119,000   (5,632,000)

Reserves, December 31, 1994               1,544,000   16,294,000

   Acquisition of reserves in place         136,000    2,246,000
   Extensions, discoveries and additions    163,000    1,129,000
   Production                              (173,000)  (1,277,000)
   Revisions                                143,000    1,529,000

Reserves, December 31, 1995               1,813,000   19,921,000

Reserves attributable to the volumetric production payment
   (not included above)

     December 31, 1993                      209,000    3,575,000

     December 31, 1994                      162,000    2,938,000

     December 31, 1995                           --           --

Proved Developed Reserves

     December 31, 1993                      602,000   17,999,000

     December 31, 1994                      811,000   11,733,000

     December 31, 1995                    1,238,000   14,702,000

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (unaudited):
    The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:


                                       December 31,
                             1993          1994          1995

Future cash in-flows    $ 61,012,000  $ 50,964,000  $ 66,178,000
Future production and
   development costs     (27,075,000)  (28,435,000)  (30,522,000)
Future income taxes       (1,701,000)           --            --
Future net cash flows     32,236,000    22,529,000    35,656,000
Discount at 10%          (14,048,000)   (8,771,000)  (14,618,000)
Standardized measure of
   discounted future net
   cash flows           $ 18,188,000  $ 13,758,000  $ 21,038,000

    Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences, operating loss carryforwards and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest.

    The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                       December 31,
                           1993           1994           1995

Standardized measure,
   beginning of year   $ 4,425,000    $ 18,188,000   $13,758,000
Net revisions to previous
   quantity estimates and
   other                (2,910,000)     (4,523,000)   (1,852,000)
Extensions, discoveries,
   additions, and changes
   in timing of production,
   net of related costs     85,000       3,959,000     1,631,000
Purchase of reserves
   in place             27,485,000              --     5,701,000
Sales of reserves in
   place               (10,002,000)             --            --
Increase in future
   development costs      (906,000)     (1,065,000)     (127,000)
Sales of oil and gas
   produced, net of
   production costs       (901,000)       (239,000)   (1,512,000)
Net change in prices and
   production costs        602,000      (5,341,000)    2,063,000
Accretion of discount      443,000       1,819,000     1,376,000
Net change in income
    taxes                 (133,000)        960,000            --

Standardized measure,
   end of year         $18,188,000     $13,758,000   $21,038,000

     Reserves to be delivered pursuant to the Company's volumetric production payment were excluded from the SFAS No. 69 calculations presented for 1993 and 1994. Accordingly, the standardized measure of discounted future net cash flows, which is cash flow-based, does not include deferred revenues to be amortized as production and delivery occurs in the future. However, all costs related to such production and delivery, which is a commitment of the Company, are included.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting the future rates of production, particularly as to natural gas, and timing of development expenditures. Such estimates may not be realized due to curtailment, shut-in conditions and other factors which cannot be accurately determined. The above information represents estimates only and should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Note 3.  LAGUNA GOLD COMPANY

     The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica, where Laguna holds 18 exploration concessions and one exploitation concession covering 277 square kilometers. The Company believes that it has valid rights to the Rio Chiquito concessions, and that all necessary exploration work has been performed. The project is owned 90% by Laguna and 10% by Red Rock Ventures, Inc. ("Red Rock").

     In order to achieve profitable operations, management believes that an additional capital investment will be required for equipment and improvements necessary to achieve acceptable production rates and unit costs.

     Laguna's authorized capital consists of 200,000,000 shares of $.01 par value common stock and 1,000,000 shares of preferred stock, par value $.01 per share, with designations, rights, preferences and limitations as may be determined by the Board.
At December 31, 1995, 14,400,000 shares of common stock were issued, outstanding and owned by the Company. Effective June 30, 1995, the Company privately placed 25,000 shares of Laguna's Series A Convertible Preferred Stock (the "Laguna Series A Stock") for net proceeds of $2,275,000. Each share of Laguna Series A Stock can be converted into 144 shares of Laguna $.01 par value common stock at the option of the stockholder, or automatically in the event of a public offering of the common stock. The net effect of this sale is that the Company now retains an 80% equity stake in Laguna. Each share of Laguna Series A Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of Mallon's common stock at $2.50 per share. The warrants, which are valued at $.50 each for an aggregate value of $125,000, expire on February 15, 2000. The net proceeds received from the Laguna Series A Stock placement, net of the value assigned to the detachable warrants which was reflected as additional paid-in capital, are reflected as Minority Interest in the accompanying financial statements.

     In February 1994, Laguna adopted the Laguna Gold Company Equity Participation Plan (the "Equity Plan"). Under the Equity Plan, shares of common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The Equity Plan provides that stock options, stock bonuses, stock appreciation rights, and other forms of stock-based compensation may be granted in accordance with the provisions of the Plan. Effective January 1, 1995, options to purchase a total of 1,620,000 shares of Laguna's common stock were granted to four officers of Laguna, exercisable at a price of $0.01 per share. The options vest over a period of up to four years. The options vest in full if controlling interest in Laguna or substantially all of its assets are sold, or if Laguna is merged into another company, or if control of Laguna's Board is obtained by a person or persons not expressly approved of by a majority of the members of the Board as of the date the options are granted. The difference between the exercise price and the estimated fair value of the shares at the date of grant was charged to compensation expense with a corresponding entry classified as an increase to Stockholders' Equity. To date, none of these options have been exercised.

     Laguna maintains an "Outside Directors Equity Plan" for outside directors of Laguna. This plan provides that Laguna's non-management directors will be compensated with shares of Laguna's $0.01 par value common stock. Initial stock awards are to be for $5,000 worth of stock. The Plan has not yet been implemented and Laguna has recorded no associated expense. Laguna currently has one outside director.

     Subsequent to yearend, Laguna signed a letter of intent with a Canadian underwriter for the sale of a minimum of 4,000,000 and a maximum of 5,000,000 units at a price of $1.00 per unit. Each unit will include one share of common stock and one warrant to purchase one share of common stock, exercisable for $1.50 for an 18-month period. Laguna also agreed to grant the underwriter an option to purchase an additional 500,000 shares of common stock, exercisable at $1.00, also for an 18-month period following the issuance of the common stock.

Note 4.  NOTES PAYABLE AND LONG-TERM DEBT

     On February 15, 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line bore interest at 11%. On August 24, 1995, the Company established a $15,000,000 revolving line of credit facility with a commercial bank, which bore interest at the London Interbank Offered Rate (LIBOR) plus 2.5% (8% at December 31, 1995). The proceeds from this facility were used to retire the Company's existing $2,500,000 line of credit and to terminate its volumetric production payment (see Note 6). The Company paid a $125,000 prepayment penalty in order to retire the $2,500,000 line of credit, and such amount, along with the remaining unamortized loan origination fees of the initial line of credit, is included in the $253,000 extraordinary loss on debt retirement. As a part of the fee for the $15,000,000 facility, the Company issued warrants, valued at $0.50 each, to purchase 100,000 shares of the Company's common stock at a price of $2.50 per share. As of December 31, 1995, the total amount outstanding under the line of credit facility was $10,000,000.

     On March 20, 1996, the Company replaced its existing line of credit facility with a $35,000,000 revolving line of credit facility from another bank (the "Facility"). The significant terms of the Facility are as follows:

- -    Initial borrowing base under the Facility is $10,500,000,
subject to redetermination every six months beginning June 30, 1996;

- -    Interest rate on the Facility is LIBOR plus 2.5%;

- -    The Facility requires a reduction in the commitment of
$130,000 per month beginning on June 30, 1996, subject to the initial borrowing base redetermination;

- -    The Facility provides for an additional $2,000,000 advance line of credit to be used solely for a development drilling program approved by the lender; this advance line is repayable through 100% of the future net revenues generated by successful wells under the drilling program. In addition, if borrowing base levels increase under the Facility, such amounts must be borrowed and used to prepay amounts outstanding under the advance line.
In any event, any advance line balance must be repaid by September 30, 1997;

- -    The Facility is collateralized by substantially all of the
Company's oil and gas properties;

- -    The Company is obligated to maintain certain financial and other covenants including a minimum current ratio of 1 to 1, minimum net equity and a debt coverage ratio; and

- -    The Facility expires on March 31, 1999.

Note 5.  DRILLING ADVANCES

     In 1988 the Company sold a portion of its working interest in seven proved developed and various undeveloped gas properties located in the Burns Ranch Field to a group of related and unrelated investors. Proceeds from the sale were divided between acquisition costs (approximately 25%) and future drilling and completion costs (approximately 75%). Because of unfavorable gas prices in the area, the Company has no current plans to drill in this field in 1996. Accordingly, the portion of the sales proceeds allocated to future drilling and completion costs have been included in non-current liabilities at December 31, 1995.

Note 6.  DEFERRED REVENUE

     In connection with its September 30, 1993 acquisition of producing oil and gas properties, the Company sold a volumetric production payment burdening the Company's interest in the acquired properties for net proceeds of $10.0 million. The proceeds received were recorded as deferred revenue. The production payment covered approximately 4,354,000 MMBTU of natural gas at an indicated average price of $1.65 and 215 MBbls barrels of oil at an indicated average price of $13.01 per barrel to be delivered over eight years. The Company was responsible for production costs associated with operating the properties subject to the production payment agreement. In August 1995, the volumetric production payment was terminated through the Company's payment of $5,586,000 to Enron. This settlement resulted in a $355,000 gain to the Company.

Note 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases:
     The Company leases office space, vehicles and software under non-cancelable leases which expire in 1998. Rental expense is recognized on a straight-line basis over the terms of the leases. The total minimum rental commitments at December 31, 1995 are as follows:

    1996                       $123,000
    1997                        110,000
    1998                         29,000

                               $262,000

     Rent expense was $56,000, $74,000 and $83,000 for the years ended December 31, 1993, 1994, and 1995, respectively.

Benefit Plans:
     Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). MRC and its affiliates match an employee's contribution to the 401(k) Plan in an amount up to 25% of his or her eligible monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, in the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1993, 1994 and 1995, the Company made $6,000, $8,000 and $13,000, respectively, of matching contributions. No discretionary contributions were made during any of the three years in the period ended December 31, 1995.

     The Company maintains a plan to provide additional compensation to employees from lease revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1993, 1994 and 1995, a total of $40,000, $59,000 and $69,000, respectively, was distributed to employees.

Contingencies:
     In 1993, the Minerals Management Service commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties is contesting certain deficiencies. The audit is not complete, and it is not possible for the Company to estimate any potential liability. However, management of the Company does not believe that the ultimate outcome of this matter will have a material negative impact on the financial position, liquidity or results of operations of the Company. This matter has been dormant for more than two years.

Note 8.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On April 15, 1994, the Company completed the private placement (the "Placement") of 400,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at an adjusted conversion price of $4.18 per share. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed. Proceeds from the Placement were $3,774,000, net of stock issue costs of $226,000. In connection with the Series B Stock, dividends of $228,000 and $320,000 were paid in 1994 and 1995, respectively. Accretion of preferred stock was $30,000 and $40,000 in 1994 and 1995, respectively.

Note 9.  CAPITAL

Preferred Stock:
     The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.01 per share, to establish the number of shares to be included in each series and to fix the designation, rights, preferences and limitations of the shares of each series.

     The 1,100,918 outstanding shares of Series A Convertible Preferred Stock (the "Series A Stock") are convertible to common stock of the Company on a share-for-share basis at any time at the option of the holder, or automatically if the common stock of the Company trades at $5.39 per share for a period of time. The Series A Stock provides for a non-cumulative, preferential dividend only to the extent declared by the Company's Board of Directors. The Series A Stock has a preference upon liquidation of $6,000,000 (the original face value); thereafter, after an equivalent amount has been distributed to holders of the Company's common stock, the Series A stockholders share proportionately with the common stockholders. The Series A Stock has the right to one vote for each share of common stock into which it could be converted, with voting powers equal to holders of common stock. In addition, the Series A Stock has the right to elect one director to the Company's Board of Directors. The Series A Stock is not redeemable and may not be called.

Common Stock:
     The Company has reserved 1,113,918 and 973,370 shares of common stock for issuance upon a possible conversion of the Series A Stock and Series B Stock, respectively.

     The Company adopted the Mallon Resources Corporation 1988 Equity Participation Plan (the "Equity Plan"). Under the Equity Plan, 1,000,000 shares of common stock have been reserved in order to provide for incentive compensation and awards to employees and consultants. The Equity Plan provides that a three-member committee may grant stock options, awards, stock appreciation rights, and other forms of stock-based compensation in accordance with the provisions of the Equity Plan.

     On June 22, 1990, the Compensation Committee of the Board of Directors of the Company approved the grant of options for 178,800 shares of the Company's common stock to certain officers and employees, exercisable at a price of $0.01 per share. Subsequently, options for 31,560 shares that had not vested were canceled due to employee resignations. During 1994, an additional 69,000 options were issued to certain officers and employees exercisable at a price of $.01 per share, which vest annually beginning in 1995 and continuing through 1999. During 1995, 41,000 shares vested, resulting in non-cash compensation expense of $39,000. As of December 31, 1995, options for 155,737 shares were vested and exercisable. The difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense with a corresponding increase to Stockholders' Equity.

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

     Management of the Company reviews the probability of these options vesting on a quarterly basis. When management believes it is probable that the stock will reach the required levels for vesting, it will begin accruing compensation expense based on the difference between the market price of the stock at that date and the exercise price. No compensation expense was recorded for these options during the years ended December 31, 1993, 1994 and 1995. Any difference between the amount of accrued compensation at the date the stock has attained the required level for 120 consecutive days and the amount accrued will be charged to operations in that period.

     The Board of Directors of the Company approved a Stock Compensation Plan for outside directors of the Company. This plan provides that the Company's outside directors (presently three in number) will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company expensed $12,000, $11,000 and $12,000 for the years 1993, 1994 and 1995, respectively, in relation to the Stock Compensation Plan.

     Effective October 1, 1995, the Compensation Committee of the Board of Directors approved a plan whereby three of the Company's executive officers would receive a portion of their compensation in stock options, payable quarterly. The options are exercisable at $0.01 per share. For the quarter ended December 31, 1995, the officers were awarded options valued at $50,000.

     In April 1993, the Company sold 200,000 shares of its common stock for net proceeds of $931,000 in a private placement offering.

     Also in April 1993, the Company issued 30,000 shares of common stock at $5.00 per share to an existing stockholder in satisfaction of an obligation relating to the drilling of a well.

     In November 1993, the Company completed a private placement of its common stock, selling 2,013,888 shares at $4.50 per share for net proceeds of $8,025,000.

     Subsequent to December 31, 1995, the Company agreed to issue
245,000 shares of common stock to certain consultants in exchange for services valued at approximately $400,000.

Note 10.  HEDGING ACTIVITIES

     In November 1995, the Company entered into a "collar" hedging transaction with an independent crude oil buyer covering 12,000 barrels per month of its oil production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for light sweet crude oil as quoted on the New York Mercantile Exchange ("NYMEX") is less than $16.50 per barrel, the Company will receive the difference between $16.50 and the average settlement price for that month for the 12,000 barrels subject to the collar agreement. If the average settlement price exceeds $18.00 per barrel, the Company will pay the difference between $18.00 and such average price on the 12,000 barrels. The premium for this collar is $.30 per barrel payable monthly.

     Also in November 1995, the Company entered into a "floor" hedging transaction with an independent crude oil buyer covering 30,000 MMBTUs per month of the Company's gas production. Under this arrangement, for each month beginning November 1995 through October 1996, if the price for gas as quoted on the NYMEX is less than $1.70, the Company will receive the difference between $1.70 and the average settlement price for that month for the 30,000 MMBTUs subject to the floor agreement. The premium for this floor is $.095 MMBTU, payable monthly.

Note 11.  MAJOR CUSTOMERS

     Sales to customers in excess of 10% of total revenues were:


                                       December 31,
                          1993           1994           1995

     Customer A          $222,000      $2,579,000     $ 2,213,000
     Customer B           323,000         298,000              --
     Customer C           308,000         573,000       1,319,000
     Customer D           302,000              --              --

Note 12.  INCOME TAXES

     The Company incurred a loss for both book and tax purposes in 1993, 1994, and 1995. There is no income tax benefit
(expense) for the years ended December 31, 1993, 1994 or 1995.

Deferred tax assets (liabilities) are comprised of the following as of December 31, 1994 and 1995:

                                           1994___        1995

Deferred Tax Assets (Liabilities):
   Net operating loss carryforwards $ 2,567,000 $ 5,000,000 Accumulated depreciation and
      amortization differences            5,355,000     4,900,000
   Other                                    209,000       200,000
      Total deferred tax assets           8,131,000    10,100,000
   Mining properties basis differences (1,312,000) (1,800,000) Oil, gas and other properties basis
      differences                        (5,856,000)  (6,500,000)
      Total deferred tax liabilities     (7,168,000)  (8,300,000)
   Net deferred tax assets                  963,000    1,800,000
   Less valuation allowance                (963,000)  (1,800,000)
      Net deferred tax assets
         (liabilities)                  $        --  $       --

     At December 31, 1995, the Company's remaining net operating loss ("NOL") carryforwards were approximately $13,400,000, which expire in varying amounts during the period 2005 through 2009. This NOL carryforward is in addition to net operating losses arising from the operations of Laguna prior to 1989 which can be utilized only to the extent of future taxable income of Laguna.

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

Note 13.  SEGMENT INFORMATION

   The Company operates in two business segments: oil and gas exploration and production in the United States, and gold and silver mining in Costa Rica. Information regarding total assets by business segment and geographic location for the Company as of December 31, 1993, 1994, and 1995 is as follows:

                                       December 31,
                            1993          1994          1995

Total assets:
   Oil and gas           $24,442,000   $23,746,000   $24,791,000
   Mining                  4,331,000     4,480,000     6,844,000

                         $28,773,000   $28,226,000   $31,635,000

   United States         $24,375,000   $23,777,000   $25,867,000
   Costa Rica              4,398,000     4,449,000     5,768,000

                         $28,773,000   $28,226,000   $31,635,000

    The following tables summarize the Company's revenues, operating loss, depreciation, depletion and amortization and capital expenditures by business segment for the years ended
December 31, 1993, 1994, and 1995:

                                     December 31,
                          1993          1994           1995

Revenues:
   Oil and gas        $ 2,310,000    $ 5,082,000    $ 5,391,000
   Mining                  81,000             --         37,000

                      $ 2,391,000    $ 5,082,000    $ 5,428,000

Operating loss:
   Oil and gas        $(1,090,000)   $(1,427,000)   $(1,176,000)
   Mining                 (97,000)      (204,000)      (500,000)

                      $(1,187,000)   $(1,631,000)   $(1,676,000)

Depreciation, depletion and amortization:
   Oil and gas        $   893,000    $ 2,389,000    $ 2,288,000
   Mining                  44,000         36,000         52,000

                      $   937,000    $ 2,425,000    $ 2,340,000

Capital expenditures:
   Oil and gas        $20,326,000    $ 2,322,000    $ 2,645,000
   Mining                 313,000         57,000      1,238,000

                      $20,639,000    $ 2,379,000    $ 3,883,000

    The following tables summarize the Company's revenues and net loss by geographic area for the years ended December 31, 1993, 1994 and 1995:

                           1993           1994           1995

Revenues:
   United States        $  2,310,000    $ 5,082,000   $5,428,000
   Costa Rica                 81,000            --            --

                        $  2,391,000    $ 5,082,000   $5,428,000

Net loss:
   United States        $   (940,000)   $(1,427,000) $(1,800,000)
   Costa Rica               (247,000)      (204,000)    (129,000)

                        $ (1,187,000)   $(1,631,000) $(1,929,000)

Note 14.  RELATED PARTY TRANSACTIONS

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

    Notes receivable of $43,000 and $62,000 at December 31, 1994 and 1995, respectively, consist of loans to employees, which bear interest at prime plus 2%.

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

    Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, in excess of 5% of the Company's common stock. As of December 31, 1994 and 1995, the Company had a payable to the related company of $7,000 and $25,000, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

    Red Rock is owned by an individual who owns, beneficially, in excess of 5% of the Company's common stock. The Company has payables to the stockholder of $9,000 and $100,000 as of December 31, 1994 and 1995, respectively, which are included in accounts payable on the accompanying consolidated balance sheets.

    During 1993, Red Rock purchased 50,000 shares of the
Company's common stock at $2.50 per share and 50,000 shares at $2.75 per share. Red Rock is the Company's joint venture partner in the Rio Chiquito project.

    During the years ended December 31, 1994 and 1995, the Company paid legal fees of $1,000 and $31,000 to a law firm of which a director of the Company is a senior partner. Additionally, consulting fees valued at $300,000 were paid to a member of the same firm in the form of 66,700 shares of the Company's common stock. In January 1995, an additional 56,000 shares valued at $112,000 were issued for services to the same individual. Also in 1995, fees of $32,000 were paid to this individual.

    During the year ended December 31, 1994, the Company recorded offering costs of $200,000, of which $17,000 was payable at December 31, 1994, to an investment banking firm in which a director is a partner. The Company also has a consulting agreement with that firm for investment banking services of $200,000 in 1995, of which $90,000 was payable at December 31, 1995.

    In February 1995, the Company entered into a Loan Agreement establishing a $2,500,000 line of credit facility pursuant to which it could borrow funds from three entities, two of which are affiliates of an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock. This line of credit was retired in August 1995.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLON RESOURCES CORPORATION


Date:  April 12, 1996   By:   /s/ George O. Mallon, Jr.
                            George O. Mallon, Jr.
                            Principal Executive Officer


Date:  April 12, 1996  By:   /s/ Duane C. Knight, Jr.
                            Duane C. Knight, Jr.
                            Principal Financial Officer
                            Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:  April 12, 1996  By:   /s/ George O. Mallon, Jr.
                            George O. Mallon, Jr.
                            Director


Date:  April 12, 1996  By:   /s/ Kevin M. Fitzgerald
                            Kevin M. Fitzgerald
                            Director


Date:  April 12, 1996  By:   /s/ James A. McGowen
                            James A. McGowen
                            Director


Date:  April 12, 1996  By:    /s/ Roy K. Ross
                            Roy K. Ross
                            Director


                              S-1

Exhibit 23.1



CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-39635) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-65846) of Mallon Resources Corporation of our report dated April 12, 1996 appearing on page F-2 of this Form 10-K.


     /s/ Price Waterhouse LLP
Price Waterhouse LLP

Denver, Colorado
April 12, 1996
23