Form 10-Q
period 1996-03-31
MALLON RESOURCES CORP
filed 1996-05-17
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            Form 10-Q


(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

- - or -

[  ]   Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from _____________ to _________________.

                  Commission File No. 0-17267

                  MALLON RESOURCES CORPORATION
      (Exact name of registrant as specified in its charter)

COLORADO                                   84-1095959
(State or other jurisdiction     (IRS Employer Identification No)
of incorporation or organization)

                  999 18th Street, Suite 1700
                    Denver, Colorado  80202
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

     YES [X]                           NO [  ]

As of May 10, 1996:
8,077,722 shares of Registrant's Common Stock were outstanding; 1,100,918 shares of Registrant's Series A Preferred Stock (convertible into 1,113,173 shares of Common Stock) were outstanding; and
400,000 shares of Registrant's Series B Mandatorily Redeemable Convertible Preferred Stock (convertible into 984,953 shares of Common Stock) were outstanding

          MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                     December 31,    March 31,
                                     1995            1996
Current assets:
   Cash and cash equivalents        $  1,269,000    $   712,000
   Accounts receivable, with no
      allowance for doubtful accounts:
         Joint interest participants     376,000        219,000
         Related parties                  22,000         28,000
         Oil and gas sales             1,065,000      1,101,000
   Inventories                            53,000         43,000
   Other                                 143,000        152,000
         Total current assets          2,928,000      2,255,000

Property and equipment:
   Oil and gas properties,
      under full cost method          43,751,000     43,959,000
   Mining properties and equipment     6,248,000      6,686,000
   Other equipment                       508,000        523,000
                                      50,507,000     51,168,000
   Less accumulated depreciation,
      depletion and amortization     (22,085,000)   (22,650,000)
                                      28,422,000     28,518,000

Notes receivable, related parties         63,000         63,000

Other, net                               222,000        102,000

Total Assets                        $ 31,635,000   $ 30,938,000

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease
      obligation                    $     23,000   $     23,000
   Trade accounts payable              2,309,000      1,529,000
   Undistributed revenue                 711,000        834,000
   Drilling advances                     271,000        213,000
   Accrued taxes and expenses             90,000        123,000
         Total current liabilities     3,404,000      2,722,000

Long-term debt                        10,000,000     10,231,000
Capital lease obligation, net of
   current portion                        37,000         27,000
Drilling advances                        315,000        315,000
       Total non-current liabilities  10,352,000     10,573,000

Total liabilities                     13,756,000     13,295,000

Commitments and contingencies                 --             --

Minority interest                      2,275,000      2,275,000

Series B Mandatorily Redeemable
   Convertible Preferred Stock,
   $0.01 par value, 500,000 shares
   authorized, 400,000 shares issued
   and outstanding, liquidation
   preference and mandatory redemption
   of $4,000,000                       3,844,000      3,854,000

Stockholders' equity:
   Series A Preferred Stock, $0.01
      par value, 1,467,890 shares
      authorized, 1,100,918 shares
      issued and outstanding, liqui-
      dation preference $6,000,000     5,730,000      5,730,000
   Common Stock, $0.01 par value,
      25,000,000 shares authorized;
      7,672,503 and 8,072,722 shares
      issued and outstanding,
      respectively                        78,000        81,000
   Additional paid-in capital         38,906,000    39,232,000
   Accumulated deficit               (32,954,000)  (33,529,000)
         Total stockholders' equity   11,760,000    11,514,000

Total Liabilities and Stockholders'
  Equity                            $ 31,635,000  $ 30,938,000

The accompanying notes are an integral part of these consolidated financial statements.

                  MALLON RESOURCES CORPORATION

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        For the Three Months
                                        Ended March 31,
                                        1995          1996
Revenues:
   Oil and gas sales                    $1,060,000    $1,357,000
   Operating service revenue                47,000        42,000
   Interest and other                       14,000        12,000
                                         1,121,000     1,411,000

Costs and expenses:
   Oil and gas production                  463,000       425,000
   Mine operating expense                   96,000        95,000
   Depletion, depreciation and
      amortization                         574,000       578,000
   General and administrative              544,000       506,000
   Interest and other                       19,000       212,000
                                         1,696,000     1,816,000

Loss before extraordinary item            (575,000)     (405,000)

Extraordinary loss on early retirement
   of debt                                      --      (160,000)

Net loss                                  (575,000)     (565,000)

Dividends on preferred stock and accretion (89,000)      (90,000)

Net loss available to common stockholders $(664,000)  $ (655,000)


Per share:
   Loss available to stockholders
      before extraordinary item            $ (0.09)      $ (0.06)

   Extraordinary loss                           --         (0.02)

   Net loss available to common
      stockholders                         $ (0.09)      $ (0.08)

Weighted average shares outstanding      7,757,000     7,820,000

The accompanying notes are an integral part of these consolidated financial statements.

          MALLON RESOURCES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                       For the Three Months
                                       Ended March 31,
                                       1995          1996
Cash flows from operating activities:
   Net loss                            $  (575,000)  $  (565,000)
   Adjustments to reconcile net loss
     to net cash provided by operations:
      Depletion, depreciation, and
         amortization                      574,000       578,000
      Stock issued for compensation         12,000        64,000
      Amortization of deferred revenue    (561,000)           --
      Non-cash portion of extraordinary loss    --       160,000
      Other                                     --       (13,000)
      Changes in operating assets and liabilities:
        (Increase) decrease in:
           Accounts receivable            (164,000)      115,000
           Inventory and other assets      (86,000)       11,000
        Increase (decrease) in:
           Accounts payable                806,000      (435,000)
           Accrued taxes and expenses       62,000       156,000
           Deferred revenues and drilling
              advances                      (9,000)      (58,000)
         Net cash provided by (used in)
            operating activities            59,000        13,000

Cash flows from investing activity -
   Additions to property and equipment  (1,119,000)     (661,000)

Cash flows from financing activities:
   Proceeds from long-term debt          1,375,000       231,000
   Payment of loan origination fees             --       (50,000)
   Payment of capital lease obligation          --       (10,000)
   Payment of preferred dividends          (79,000)      (80,000)
         Net cash provided by financing
            activities                   1,296,000        91,000

Net increase (decrease) in cash and
   cash equivalents                        236,000      (557,000)

Cash and cash equivalents, beginning
   of period                                88,000     1,269,000

Cash and cash equivalents, end of period $ 324,000   $   712,000

Supplemental cash flow information:
   Cash paid for interest                $  18,000   $   150,000
   Cash paid for income taxes            $      -    $        --
Non-cash transactions:
   Issuance of common stock in exchange for:
      Property and equipment             $ 112,000   $        --
      Loan origination fee               $ 112,000   $        --
      Consultants' accounts payable      $      --   $   345,000

The accompanying notes are an integral part of these consolidated financial statements.

                    MALLON RESOURCES CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.  GENERAL

     Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna Gold") and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly owned subsidiary of the Company. As of March 31, 1996, the Company owned an 80% equity interest in Laguna Gold. All of the Company's business activities are conducted through these two subsidiaries.

     The accompanying interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The Company believes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement have been included. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.  NOTES PAYABLE AND LONG-TERM DEBT

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

- -     The Facility expires on March 31, 1999.

     The proceeds from the Facility were used to retire the Company's existing line of credit and related accrued interest. The remaining balance of unamortized loan origination fees ($160,000) on the original line of credit was written off and is reflected as extraordinary loss on early debt retirement in the consolidated statement of operations. As of March 31, 1996, the total amount outstanding under the Facility was $10,231,000.

     As of March 31, 1996, the Company was not in compliance with all of the applicable loan covenants. Subsequent to March 31, 1996, the lender waived compliance with these covenants. The Company and the bank are in the process of revising certain covenants for future periods. The line of credit agreement provides that a deviation from a covenant requirement does not constitute an event of default if the deviation is waived by the lender. Had the lender not waived compliance with this covenant requirement, it would have had the right to declare the Company in default of the agreement. Because the covenant waiver was received and management believes that it will be able to meet the covenant requirement at June 30, 1996, the line of credit has been classified as a noncurrent liability.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

First Quarter 1996 -- Summary of Results

     The Company's loss before extraordinary item for first quarter 1996 improved by $170,000 or 30% over first quarter 1995. This improvement is the result of increased oil sales at increased prices, reduced oil and gas production expenses, and a decrease in general and administrative expenses. However, lower gas sales and an increase in interest expense offset these gains, in part. Further, mining expenses continued to be high due to Laguna Gold's increased activities.


Liquidity, Capital Resources and Capital Expenditures

     At March 31, 1996, the Company's working capital deficit improved to $371,000 compared to the working capital deficit of $467,000 at December 31, 1995. The slight increase in working capital was primarily the result of a reduction in accounts payable of $780,000, including the issuance of 247,000 shares of the Company's common stock in exchange for satisfaction of accounts payable balances for certain consultants of approximately $345,000. This decrease was offset by a decrease in accounts receivable, inventory and other assets of $116,000 and an increase in accrued expenses, undistributed revenue and drilling advances of $98,000. Additionally, cash decreased by $557,000 primarily as a result of expenditures incurred in the Company's mining activities.

     On March 20, 1996, the Company closed on a $35,000,000 line of credit (the Facility). By (i) lowering borrowing costs, (ii) eliminating the Company's production payment delivery obligations, (iii) providing a three-month period of "interest-only" debt service obligations, and (iv) providing a $2 million "over-advance" facility to be used specifically for an approved drilling program, these financing transactions are expected to enhance the Company's working capital, cash flows and overall financial condition. The significant terms of the Facility are as follows:

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

- -     The Facility expires on March 31, 1999.

     As of March 31, 1996, the Company was not in compliance with all of the applicable loan covenants. Subsequent to March 31, 1996, the lender waived compliance with these covenants. The Company and the bank are in the process of revising certain covenants for future periods. The line of credit agreement provides that a deviation from a covenant requirement does not constitute an event of default if the deviation is waived by the lender. Had the lender not waived compliance with this covenant requirement, it would have had the right to declare the Company in default of the agreement. Because the covenant waiver was received and management believes that it will be able to meet the covenant requirement at June 30, 1996, the line of credit has been classified as a noncurrent liability.

     The key to the long-term resolution of the Company's working capital situation is its oil and gas drilling activities. For 1996, the Company has budgeted the drilling of one gross well (approximately .5 net) per month. Its first well in the 1996 program was spudded on May 9, 1996. The Company has permitted, or is in the process of permitting, an additional 15 development locations for drilling. It will then evaluate further drilling based on the initial results it obtains. Drilling operations inevitably have an initial negative impact on the cash and working capital positions of the Company as up-front drilling expenditures are incurred. On a longer term basis - as reserves are produced - these drilling efforts are designed to have net positive effects on cash flow and capital.

     Management believes that the ultimate result of its drilling activities, which are primarily aimed at oil production, will be to increase cash flow, thereby reducing the Company's working capital deficit and increasing liquidity. However, drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. Also, sales from successfully drilled wells are affected by prevailing prices for oil and gas. Hydrocarbon prices can be extremely volatile and can substantially affect the Company's revenues, cash flows and working capital.

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

     In addition to its drilling programs, the Company, from time-to-time, farms out non-core properties or properties with a higher risk profile than the Company is willing to accept. One such farmout agreement in 1995 resulted in a significant gas discovery which began production in August 1995. Another well has been drilled and is being tested for completion as of March 31, 1996.

     The Company is also evaluating alternatives to realize the value of its mining properties. During 1995, Laguna sold 25,000 shares of its Series A Convertible Preferred Stock (the "Laguna Series A Stock"), representing a 20% equity stake in Laguna. The proceeds from this offering are being used to fund the development of Laguna, including additional core drilling in Costa Rica in preparation of a pre-feasibility study to expand mineable reserves on the Rio Chiquito anomaly located on Laguna's Costa Rica concessions, and preparation of a pre-feasibility study for commercial development of Rio Chiquito in anticipation of making an initial public offering of Laguna stock. Proceeds are also being used to fund day-to-day operations of Laguna.

     Each share of Laguna Series A Stock includes 10 detachable warrants; each warrant represents the right to purchase one share of Mallon's common stock at $2.50 per share. The warrants expire on February 15, 2000. Each share of Laguna Series A Stock can be converted into 144 shares of Laguna common stock at the option of the stockholder, or automatically in the event of an offering of the common stock of Laguna that meets certain criteria.

     On March 22, 1996, Laguna signed a letter of intent with a Canadian underwriter relating to the sale of a minimum of 4,000,000 and a maximum of 5,000,000 units at a price of $1.00 per unit. Each unit will include one share of common stock and one warrant to purchase one share of common stock, exercisable at $1.50 per share for an 18-month period. Laguna also agreed to grant the underwriter an option to purchase an additional 500,000 shares of common stock, exercisable at $1.00, also for an 18-month period following the issuance of the common stock. That transaction has not yet closed as of May 10, 1996.

     The Company used net cash in operating activities of $37,000 in first quarter 1996 compared to generating $59,000 in first quarter 1995. Included in these amounts are net losses of $565,000 and $575,000, respectively. Non cash items included depreciation, depletion and amortization of $578,000 and $574,000, respectively. Amortization of deferred revenue of $561,000 in 1995 reduced cash flow from operating activities. Other non-cash items were $211,000 and $12,000, in 1996 and 1995, respectively. Changes in operating assets and liabilities reduced cash flows used in operating activities for 1996 by $261,000, primarily due to the reduction in accounts payable and accrued taxes and expenses of $279,000. In 1995, changes in operating assets and liabilities increased cash flows provided by operating activities by $609,000, primarily as a result of an increase in accounts payable and accrued taxes and expenses of $868,000, less an increase in accounts receivable of $164,000.

     Cash flows used in investing activities related to property and equipment additions were $661,000 and $1,119,000 in 1996 and 1995, respectively. In 1996, the additions were primarily related to the Company's mining property and equipment while in 1995, the additions were due primarily to oil and gas drilling operations.

     Financing activities netted cash flows of $141,000 in 1996, compared to $1,296,000 in 1995. Borrowings of $231,000 and $1,375,000 under the lines of credit were the significant financing activities during first quarter 1996 and 1995, respectively. Dividends on the Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") totaled approximately $80,000 in both years. Mandatory redemption of this stock begins on April 1, 1997, when 20% of the total outstanding shares will be redeemed. An additional 20% per year will be redeemed on each April 1 thereafter until all $4,000,000 of the Series B Stock has been redeemed.

     The above factors led to a decrease in available cash of $557,000 in 1996 compared to an increase of $236,000 in 1995.

Results of Operations

     The following table summarizes the results of operations from oil and gas activities for the quarters ended March 31:

                                             1995*        1996
     Gas revenues                          $467,000     $590,000
     Gas production (mcf)                   360,000      322,000
     Average price per mcf                    $1.30       $ 1.83

     Oil revenues                          $593,000     $767,000
     Oil production (bbl)                    37,000       45,000
     Average price per bbl                  $ 16.03       $17.04

     Production and operating
        costs per BOE                        $ 4.77       $ 4.29

     Depreciation, depletion and
         amortization per BOE                $ 5.91        $5.84

     * Does include 218,000 mcf and 10,000 bbls delivered to Enron pursuant to the terms of the volumetric production payment agreement, which was retired in August 1995.

Three Months Ended March 31, 1996 Compared to March 31, 1995

     Oil and gas sales increased to $1,357,000 from $1,060,000 in 1995, representing a $297,000 (or 28%) increase. Oil production increased by 8,000 barrels (or 22%) due to the Company's successful drilling operations in 1995. In 1995, 10,000 barrels were delivered pursuant to the terms of the Company's volumetric production payment agreement which was terminated in August 1995. Average oil prices also increased from $16.03 per barrel in 1995 to $17.04 per barrel 1996, a $1.01 (or 6%) increase.

     Gas production decreased by 38,000 mcf (or 11%) in first quarter 1996 as compared to first quarter 1995. Natural gas production delivered to meet the demand of the volumetric production payment was 218,000 mcf in 1995, thereby limiting the amount of cash sales available to the Company. Average gas prices increased in 1996 by $.53 per mcf (or 41%). The increase in gas prices improves the Company's potential to generate cash flows.

     Lease operating expense per equivalent barrel averaged $4.29 in 1996, compared to $4.77 in 1995. The decrease of $.48 (or
10%) is due primarily to operational efficiencies employed by the Company's field personnel.

     There were no sales of gold and silver in 1996 or 1995, and no sales are expected in the immediate future. Direct costs related to the mining operation were $95,000 in 1996 and $96,000 in 1995.

     Depreciation, depletion and amortization decreased to $5.84 per barrel of oil equivalent for 1996, down slightly from $5.91 in 1995, a $0.07 (or 1%) decrease.

     Interest and other expense of $212,000 was up significantly in 1996. The increase is due to the Company's lines of credit, which incurred interest at approximately 8.5%.

     Total general and administrative costs were $506,000 in 1996, a decrease of $38,000 (or 7%) over the $544,000 for 1995 because of reductions in legal expenses.

     The factors discussed above combined to result in a net loss before extraordinary items of $405,000 for 1996, compared to a net loss of $575,000 for 1995. This represents a $170,000 (or
30%) increase in the Company's profitability.

Miscellaneous

     The Company's oil and gas operations are significantly affected by certain provisions of the Code applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

     At December 31, 1995, the Company had a NOL carryforward of approximately $13,400,000, which will begin to expire in 2005. The amount and availability of an NOL carryforward is subject to a variety of interpretations and restrictions. Under a provision of the Code, a corporation's ability to utilize an NOL carryforward to offset income following an "ownership change" is limited. If an ownership change occurs, the ability of the Company to use its NOL carryforward will be limited so that a portion of the Company's NOL carryforward will not be available to offset the Company's taxable income in a particular year. Management is not aware of any such ownership change.

     The Company has in the past and may in the future engage in hedging transactions (transactions in which a portion of the Company's future oil and/or gas production is sold into the futures market) when management believes it is in the Company's interest to do so. Such transactions "lock in" prices, thus protecting against future price downturns, but they also limit the Company's ability to benefit from future price increases.

     Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

     When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the plethora of regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily beyond the Company's control.

                            PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      None.

(b)   Reports on Form 8-K:

      During first quarter 1996, the Company filed a Periodic
Report of Form 8-K dated March 20, 1996. The Report related to an "Item 5. Other Events" matter.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

MALLON RESOURCES CORPORATION


Date:   May 13, 1996             By:    /s/ Roy K. Ross
                                      Roy K. Ross
                                      Executive Vice President


Date:   May 13, 1996             By:    /s/ Duane C. Knight, Jr.
                                      Duane C. Knight, Jr.
                                      Treasurer