Form 10-Q
period 1996-09-30
MALLON RESOURCES CORP
filed 1996-11-14
CIK 837759

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

- or -

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _____________.

Commission File No. 0-17267

MALLON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

         COLORADO                          84-1095959
(State or other jurisdiction of (IRS Employer Identification No) incorporation or organization)

999 18th Street, Suite 1700
Denver, Colorado  80202
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

    YES [X]    NO [  ]

As of  November 14, 1996, 4,383,617 shares of Registrant's Common
Stock were outstanding.



MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
___________

ASSETS

                                                            December 31,   September 30,
                                                                1995           1996
                                                                           (Unaudited)
<T>
Current assets:
    Cash and cash equivalents                               $ 1,269,000    $ 1,066,000
    Short-term investments                                           --      2,814,000
    Accounts receivable, with no allowance for doubtful accounts:
        Oil and gas sales                                     1,065,000        949,000
        Joint interest participants                             376,000        355,000
        Related parties                                          22,000         36,000
    Inventories                                                  53,000         41,000
    Other                                                       143,000        169,000
            Total current assets                              2,928,000      5,430,000

Property and equipment:
    Oil and gas properties, under the full cost method       43,751,000     45,165,000
    Mining properties and equipment                           6,248,000      9,764,000
    Other equipment                                             508,000        549,000
                                                             50,507,000     55,478,000
    Less accumulated depreciation, depletion and
       amortization                                         (22,085,000)   (23,728,000)
                                                             28,422,000     31,750,000

Notes receivable - related parties                               63,000         31,000

Other, net                                                      222,000        125,000

Total Assets                                               $ 31,635,000   $ 37,336,000


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                   $         --   $  2,000,000
    Current portion of long-term debt                                --      1,170,000
    Current portion of capital lease obligation                   23,000        25,000
    Trade accounts payable                                     2,309,000     1,255,000
    Undistributed revenue                                        711,000       738,000
    Drilling advances                                            271,000       196,000
    Accrued taxes and expenses                                    90,000       211,000
            Total current liabilities                          3,404,000     5,595,000

Long-term debt                                                10,000,000     7,400,000
Notes payable, other                                                  --       230,000
Capital lease obligation, net of current portion                  37,000        17,000
Drilling advances                                                315,000       409,000
Accrued expenses                                                      --         4,000
            Total non-current liabilities                     10,352,000     8,060,000

Total liabilities                                             13,756,000    13,655,000

Commitments and contingencies                                         --            --

Minority interest                                              2,275,000     8,633,000

Series B Mandatorily Redeemable Convertible Preferred Stock,
   $0.01 par value, 500,000 shares authorized, 400,000 shares issued and outstanding, liquidation preference and mandatory
   redemption of $4,000,000                                    3,844,000     3,884,000

Shareholders' equity:
   Series A Convertible Preferred Stock, $0.01 par value,
       1,467,890 shares authorized, 1,100,918 shares
       issued and outstanding, liquidation preference
       $6,000,000                                              5,730,000     5,730,000
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 1,949,914 and 2,083,617
        shares issued and outstanding, respectively               19,000        21,000
    Additional paid in capital                                38,965,000    39,726,000
    Accumulated deficit                                      (32,954,000)  (34,313,000)
            Total shareholders' equity                        11,760,000    11,164,000

Total Liabilities and Shareholders' Equity                  $ 31,635,000  $ 37,336,000

The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
___________

                                       For the Nine Months          For the Three Months
                                       Ended September 30,          Ended September 30,
                                        1995          1996          1995          1996
<T>
Revenues:
    Oil and gas sales                $ 2,348,000   $ 4,098,000   $   830,000   $ 1,263,000
    Deferred revenue amortization      1,420,000            --       335,000            --
    Operating service revenue            131,000       115,000        44,000        38,000
    Gain on termination of volumetric
       production payment                446,000            --       446,000            --
    Gain on sale of subsidiary stock          --       329,000            --       329,000
    Interest and other                    82,000       105,000        43,000       76,000
                                       4,427,000     4,647,000     1,698,000    1,706,000

Costs and expenses:
    Oil and gas production             1,406,000     1,511,000       402,000      537,000
    Mine project expenses                361,000       648,000       114,000      289,000
    Depreciation, depletion and
       amortization                    1,758,000     1,671,000       525,000      501,000
    General and administrative         1,453,000     1,367,000       471,000      403,000
    Interest and other                   199,000       702,000       88,000      248,000
                                       5,177,000     5,899,000    1,600,000    1,978,000

Minority interest in loss of
   consolidated subsidiary                    --       92,000           --       39,000

Income (loss) before extraordinary item  (750,000)  (1,160,000)      98,000     (233,000)

Extraordinary loss on early retirement
   of debt                               (344,000)    (160,000)    (344,000)         --

Net loss                               (1,094,000)  (1,320,000)    (246,000)    (233,000)

Dividends on preferred stock and
   accretion                             (269,000)    (281,000)     (91,000)     (94,000)

Net loss attributable to common
   shareholders                       $(1,363,000)  $(1,601,000)  $ (337,000)  $ (327,000)

Per share:
    Loss attributable to common
      shareholders before
      extraordinary item              $    (0.52)   $    (0.71)   $      --    $    (0.16)
    Extraordinary loss                     (0.18)        (0.08)        (0.17)          --
    Net loss attributable to common
      shareholders                    $    (0.70)   $    (0.79)   $    (0.17)  $    (0.16)

Weighted average shares outstanding    1,946,000     2,032,000     1,949,000     2,084,000

The accompanying notes are an integral part of these consolidated financial statements


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
___________

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                1995             1996
<T>
Cash flows from operating activities:
    Net loss                                                 $ (1,094,000)    $(1,320,000)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Amortization of deferred revenues                        (1,420,000)            --
        Depreciation, depletion and amortization                 1,758,000      1,671,000
        Gain on sale of subsidiary stock                                --       (329,000)
        Stock issued for compensation                               37,000        293,000
        Termination of volumetric production payment            (5,586,000)            --
        Gain on termination of volumetric production payment      (446,000)            --
        Extraordinary loss on early retirement of debt             219,000        160,000
        Write-off of notes receivable - related parties                 --         32,000
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                 87,000        123,000
                Inventory and other assets                         (73,000)       (21,000)
            Increase (decrease) in:
                Trade accounts payable                            (430,000)      (263,000)
                Undistributed revenue                                   --         27,000
                Accrued taxes and expenses                          15,000        125,000
                Deferred revenues and drilling advances            (90,000)       (19,000)
            Net cash (used in) provided by operating activities (7,023,000)       479,000

Cash flows from investing activities:
    Increase in short-term investments                                  --     (2,814,000)
    Additions to property and equipment                         (3,132,000)    (2,806,000)
    Proceeds from sale of subsidiary stock                              --        372,000
    Proceeds from sale of property and equipment                        --         11,000
    Increase in notes receivable-related parties                   (18,000)           --
            Net cash used in investing activities               (3,150,000)    (5,237,000)

Cash flows from financing activities:
    Proceeds from long-term debt                                11,801,000     10,570,000
    Payments of long-term debt                                  (2,500,000)   (10,000,000)
    Payment of loan origination fees                                    --        (83,000)
    Payment of capital lease obligation                                 --        (17,000)
    Net proceeds from sale of subsidiary preferred stock         2,278,000             --
    Net proceeds from sale of subsidiary special warrants               --      4,325,000
    Payment of preferred dividends                                (239,000)      (240,000)
            Net cash provided by financing activities           11,340,000      4,555,000

Net increase (decrease) in cash and cash equivalents             1,167,000       (203,000)

Cash and cash equivalents, beginning of period                      88,000      1,269,000

Cash and cash equivalents, end of period                       $ 1,255,000    $ 1,066,000


Supplemental disclosure of cash flow information:

    Cash paid for interest                                     $   191,000    $   637,000

Supplemental schedule of non-cash investing and financing activities:

    Issuance of common stock in exchange for:

        Property and equipment                                 $   112,000    $       --

        Loan origination fee                                   $   112,000    $       --

        Consultants' accounts payable                          $        --    $  791,000

        Issuance of warrants for loan origination fee          $    50,000    $       --

        Capital lease transaction                              $    63,000    $       --

    Acquisition of Red Rock Ventures, Inc. for subsidiary
        common stock and notes payable.                        $       --     $2,300,000

The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 1995 and 1996
(Unaudited)
___________

Note 1.  GENERAL

Mallon Resources Corporation (the "Company") was incorporated in Colorado in 1988, in connection with the consolidation of Mallon Oil Company ("Mallon Oil"), Laguna Gold Company ("Laguna") and 19 limited partnerships that they sponsored. Mallon Oil continues as a wholly-owned subsidiary of the Company. As of September 30, 1996, the Company owned 56% of Laguna common stock. All of the Company's business activities are conducted through these two subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. On
September 9, 1996, a four to one reverse stock split of the Company's issued and outstanding shares of common stock was effected. Common stock, paid-in capital and earnings per share information have been restated to give retroactive effect to the reverse stock split. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.  PUBLIC STOCK OFFERING

In October 1996, the Company sold 2,300,000 shares of its common stock in a public offering at $6.50 per share. The Company received proceeds of approximately $13.3 million, net of offering costs of $1.7 million. The net proceeds will be used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties and to purchase and retire all outstanding shares of its Series A Convertible Preferred Stock (see Note 3). In connection with the public offering, the Company issued to the underwriters a warrant to purchase an aggregate of 184,000 shares of the Company's common stock at 120% of the offering price to the public at any time between October 16, 1997 and October 16, 1999.

Note 3.  SERIES A CONVERTIBLE PREFERRED STOCK

On October 23, 1996, the Company acquired and retired all of the previously outstanding shares of its Series A Convertible Preferred Stock for an aggregate purchase price of approximately $1.9 million. The difference between the carrying value of the stock and the purchase price was credited to additional paid-in capital.

Note 4.  NOTES PAYABLE AND LONG-TERM DEBT

In March 1996, the Company established a credit facility
(the "Facility") with Bank One, Texas N.A. (the "Bank"). The significant terms of the Facility, as it has been amended, are as follows:

- The Facility establishes two separate lines of credit; a primary revolving line of credit (the "Revolver") and a line of credit to be used for development drilling approved by the Bank
(the "Drilling Line").

 - The borrowing base under the Revolver is subject to redetermination every six months, at June 30 and December 31, or at such other times as the Bank may determine.

- The interest rate on amounts drawn under the Revolver is, at the Company's election, either at the Bank's base rate plus 0.75%, or LIBOR plus 2.5% (7.969% as of September 30, 1996).
Amounts outstanding under the Drilling Line bear interest at the greater of 12.5% or the Bank's base rate plus 4%.

- The Facility requires a reduction in the commitment under the Revolver of $130,000 per month beginning on January 31, 1997, subject to the borrowing base redetermination.

 - Amounts drawn under the Drilling Line are repayable from 100% of the net revenues generated by wells drilled with such funds.
If the borrowing base under the Revolver increases, such additional amounts must be borrowed and used to reduce amounts outstanding under the Drilling Line.

 - The Facility is collateralized by substantially all of the Company's oil and gas properties.

 - The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio, and a total bank debt ceiling.

-   The Facility expires on March 31, 1999.

Initial amounts drawn under the Revolver were used to retire the Company's prior line of credit and related accrued interest. The initial borrowing base under the Revolver was $10,500,000.
At June 30, 1996, the borrowing base was redetermined and reduced to $8,820,000. At the time of this redetermination, the amount outstanding under the Revolver was $10,231,000, or $1,411,000 in excess of the redetermined borrowing base. Under the terms of the Facility, as amended, the Company drew $2,000,000 under the Drilling Line and applied it to reduce amounts outstanding under the Revolver to an amount less than the redetermined borrowing base. The outstanding balance at of the Revolver at September 30, 1996 was $8,570,000. The $2,000,000 drawn under the Drilling Line and $3,301,000 under the Revolver were paid in October 1996 at the completion of the stock offering (see Note
4). The outstanding balance of the Facility at November 14, 1996 is $5,269,000.


Note 5.  LAGUNA GOLD COMPANY

In May 1996, Laguna sold 5,000,000 Special Warrants for
$1.00 per Warrant in a private placement in Canada. Laguna received proceeds of $4,325,000 (net of offering costs of $675,000), which are reflected as an increase to minority interest in the September 30, 1996 consolidated balance sheet. Each Special Warrant has since been converted into one share of Laguna's common stock and one Common Share Purchase Warrant. Each Common Share Purchase Warrant entitles the holder to purchase one share of Laguna's common stock for $1.50 (subject to adjustment) on or before November 24, 1997. In connection with the sale of the Special Warrants, Laguna issued to the underwriters warrants that entitle the holders to purchase 500,000 shares of Laguna's common stock on or before November 24, 1997 at $1.00 per share.

In June 1996, Laguna acquired Red Rock Ventures, Inc. ("Red Rock") for 2 million shares of Laguna's common stock, valued at $1.00 per share, and Convertible Secured Promissory Notes in the aggregate principal amount of $230,000 for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of Laguna's common stock, at the holder's option. The initial conversion price, which is subject to anti-dilution adjustments, is $1.10. The note is collateralized by a general security agreement encumbering all of the assets of Laguna. Red Rock's sole asset at the time of the merger was a 10% interest in the Rio Chiquito gold project in which Laguna held a 90% interest and now holds 100%.

Note 6.  SALE OF LAGUNA GOLD COMPANY STOCK

In September 1996, the Company sold 400,000 shares of Laguna common stock and realized a gain of $329,000. Proceeds from the sale were devoted to the Company's oil and gas operations. At September 30, 1996, the Company owned 14 million common shares of Laguna. Laguna's common stock is listed on The Toronto Stock Exchange. Approximately 8.4 million of the Laguna shares owned by the Company are subject to an escrow agreement with The Toronto Stock Exchange that restricts the ability of the Company to sell such shares for up to three years.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1995 and September 30, 1996, cash flows for the nine months ended September 30, 1995 and 1996, and the results of operations and cash flows for each of the unaudited three and nine month periods then ended. The Company's Consolidated Financial Statements should be referred to in conjunction with the following discussion. Except as noted, the financial information discussed below is consolidated information, which includes the accounts of Laguna Gold Company ("Laguna").

Overview

Historically, the Company has engaged in two disparate and distinct facets of the natural resources business. Through its wholly-owned subsidiary, Mallon Oil Company, it has pursued its core oil and gas interests. Through its majority owned subsidiary, Laguna, it has pursued its mining interests. The Company has determined that the level of capital and management resources required to fully develop each of these businesses makes it inadvisable for the Company to continue to pursue both. Accordingly, the Company decided to separate the businesses by establishing the financial independence of Laguna and having the Company focus its efforts on the oil and gas business. Laguna's 1996 Canadian financing and listing on The Toronto Stock Exchange (see Note 5 to the interim unaudited consolidated financial statements) have been major steps toward the accomplishment of that goal, and should permit Laguna to operate independently without further reliance on the Company for financial support. The Company does not have any obligation or intention to finance Laguna's future operations.

In light of the recent implementation of this fundamental change in the manner in which the Company will henceforth pursue its business, the Company's past financial performance is not necessarily indicative of its future operations. Moreover, because the accounts of Laguna continue to be consolidated with the Company's financial information, the Company's consolidated financial information does not necessarily reflect the Company's performance in its core oil and gas operations. See Selected Financial Information below.

Liquidity and Capital Resources

Since inception, the Company has been constrained by a continued shortage of capital. Management believes that as the Company successfully develops its oil and gas properties, its cash flow will increase and its liquidity will improve, thereby eliminating the Company's historic working capital deficits. The Company lacked the funds for such operations until the completion of its 2.3 million share common stock offering in October 1996, which is described below. Net proceeds from that offering established the foundation necessary for the Company to begin solving its liquidity problem through development of its oil and gas properties. To implement its planned drilling and development programs, the Company will expend approximately $10.7 million during the remainder of 1996 and through 1997.
Management believes that the combination of the net proceeds of the stock offering, the Company's working capital and credit facility and future operating cash flows, will provide sufficient capital to fund these operations. Moreover, management believes that Laguna's 1996 Canadian financing (described below) should permit Laguna to operate independently without further reliance on the Company for financial support.

In October 1996, the Company sold 2,300,000 shares of the Company's common stock in a public offering. The Company received proceeds of approximately $13.3 million, net of offering costs of $1.7 million. Of the net proceeds, approximately $1.9 million was used to purchase and retire all outstanding shares of its Series A Convertible Preferred Stock. The balance of the net proceeds will be used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties.

In August 1996, for net proceeds of $4,325,000, Laguna sold
5 million shares of Laguna common stock and 5 million warrants which entitle the holder to purchase one share of common stock for $1.50 (subject to adjustment) on or before November 24, 1997.

In June 1996, Laguna acquired Red Rock Ventures, Inc. ("Red Rock") for 2 million shares of Laguna's common stock, valued at $1.00 per share, and Convertible Secured Promissory Notes in the aggregate principal amount of $230,000 for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of Laguna's common stock, at the holder's option. The initial conversion price, which is subject to anti-dilution adjustments, is $1.10.

In order to further address its liquidity challenges, in March 1996, the Company established a credit facility with Bank One, Texas N.A., the details of which are described in Note 2 to the interim unaudited consolidated financial statements. The Company intends to draw on this line, as necessary, in order to fund its drilling and other operations.

Cash Flows

The Company's net loss for the nine months ended
September 30, 1996 increased by $226,000 compared to the same period in 1995. This increased net loss is primarily the result of an increase in mine project expenses and interest expense offset by an increase in oil and gas sales and a decrease in extraordinary loss on early retirement of debt.

The Company generated net cash from operating activities of $479,000 for the nine months ended September 30, 1996 compared to net cash used of $7,023,000 for the nine months ended
September 30, 1995.

Cash flows used in investing activities was $5,237,000 and $3,150,000 for the nine months ended September 30, 1996 and 1995, respectively. Cash flows used in investing activities for the nine months ended September 30, 1996 consisted primarily of: additions to property and equipment of $2,806,000, an increase in short-term investments of $2,814,000, offset by proceeds from the sale of subsidiary stock of $372,000, and proceeds from the sale of property and equipment of $11,000. Cash flows used in investing activities for the nine months ended September 30, 1995 consisted primarily of additions to property and equipment of $3,132,000. The Company has focused its efforts toward development drilling activities during 1996.

Net cash provided by financing activities were $4,555,000 in 1996 compared to $11,340,000 in 1995. Cash flows from financing activities for the nine months ended September 30, 1996 consisted primarily of proceeds from long-term debt of $10,570,000, and net proceeds from sale of subsidiary special warrants of $4,325,000, offset by payments of long-term debt of $10,000,000 and payment of preferred dividends of $240,000. Cash flows from financing activities for the nine months ended September 30, 1995 consisted primarily of proceeds from long-term debt of $11,801,000 and net proceeds from sale of subsidiary preferred stock of $2,278,000, offset by payments of long-term debt of $2,500,000 and payment of preferred dividends of $239,000.

The above factors led to a decrease in cash of $203,000 for the nine months ended September 30, 1996 as compared to an increase in cash of $1,167,000 for the nine months ended
September 30, 1995.

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995

The following table summarizes the results of operations for the nine months ended September 30:

                                             1995*        1996
<T>
Operating Results:
   Oil and gas revenues                   $3,768,000   $4,098,000
   Oil and gas production expenses         1,406,000    1,511,000
   Depletion                               1,646,000    1,546,000
   Mine project expenses                     361,000      648,000
   Depreciation and amortization             112,000      125,000
   General and administrative expenses     1,453,000    1,367,000

Net Production:
   Oil (bbl)                                 135,000      135,000
   Gas (mcf)                               1,000,000      934,000

Average Sales Price Realized:
   Oil (per bbl)                          $   16.43      $  17.21
   Gas (per mcf)                          $    1.55      $   1.90

Average production costs and taxes
   (per BOE)                              $    4.66      $   5.19
Average depletion (per BOE)               $    5.45      $   5.31

_______________________
* Includes 692,000 mcf and 26,000 bbls delivered in 1995 pursuant to the terms of the volumetric production payment agreement, which was retired in August 1995.

Oil and gas sales increased during the first nine months of 1996 to $4,098,000 from $3,768,000 in 1995, representing a
$330,000 (9%) increase. This increase is due primarily to higher oil and gas prices. Average oil prices increased $0.78 per barrel (5%) over the same period in 1995. Net gas production decreased by 66,000 mcf (7%) from the same period in 1995. This decrease is due primarily to deliveries in excess of the Company's working interest of natural gas. Average gas prices increased $0.35 per mcf (23%) over the same period in 1995.

Oil and gas production expense per equivalent barrel averaged $5.19 in the first nine months of 1996 compared to $4.66 during the first nine months of 1995, an increase of $0.53 (11%).
The increase is due primarily to increased operating costs relating to new wells drilled in 1996 and increased workover expenses.

Depletion decreased to $5.31 per barrel of oil equivalent for the first nine months of 1996, down slightly from $5.45 in 1995, a decrease of $0.14 (3%), primarily due to an increase in oil and gas reserves.

There were no sales of gold and silver in 1996 or 1995, and no sales are expected in the immediate future. Costs related to the mining operation were $648,000 for the nine months ended September 30, 1996 compared to $361,000 for the nine months ended September 30, 1995, representing a $287,000 (80%) increase. The additional expense resulted from the drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation and amortization increased to $125,000 in the first nine months of 1996, compared to $112,000 for the nine months ended September 30, 1995, representing a $13,000 (12%) increase due primarily to increased depreciation on the mining equipment.

General and administrative expenses were $1,367,000 for the first nine months of 1996, a decrease of $86,000 (6%) over general and administrative expenses of $1,453,000 for the first nine months of 1995. Additional allocation of expenses to the mine project were offset by increased stock compensation costs.

Interest and other expenses were $702,000 for the first nine months of 1996, compared to $199,000 for the first nine months of 1995, representing an increase of $503,000 (72%). The increase is primarily due to higher outstanding borrowings under the Company's credit facility, which were used primarily to terminate a volumetric production payment in August 1995.

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

The following table summarizes the results of operations for the three months ended September 30:


                                             1995*        1996
<T>
Operating Results:
   Oil and gas revenues                   $1,165,000   $1,263,000
   Oil and gas production expenses           402,000      537,000
   Depletion                                 483,000      461,000
   Mine project expenses                     114,000      289,000
   Depreciation and amortization              42,000       40,000
   General and administrative expenses       471,000      403,000

Net Production:
   Oil (bbl)                                  46,000       44,000
   Gas (mcf)                                 259,000      234,000

Average Sales Price Realized:
   Oil (per bbl)                           $   16.00     $  17.70
   Gas (per mcf)                           $    1.66     $   2.07

   Average production costs and taxes
      (per BOE)                            $    4.52     $   6.48
   Average depletion (per BOE)             $    5.43     $   5.55

_______________________
* Includes 172,000 mcf and 6,000 bbls delivered in 1995 pursuant to the terms of the volumetric production payment agreement, which was retired in August 1995.

Oil and gas sales increased to $1,263,000 in 1996 from $1,165,000 in 1995, representing a $98,000 (8%) increase. Oil production decreased by 2,000 barrels (5%), because the Company had lower flush production attributable to limited drilling activity in 1996 while in 1995 there was flush production from newly drilled wells. Average oil prices increased from $16.00 per barrel in 1995 to $17.70 per barrel 1996, a $1.70 (11%)
increase. Gas production decreased by 25,000 mcf (10%) in third quarter 1996 as compared to third quarter 1995 due primarily to deliveries in excess of the Company's working interest in natural gas offset by increases relating to production from new wells. Average gas prices increased in 1996 by $0.41 per mcf (25%).

Oil and gas production expense per equivalent barrel averaged $6.48 in 1996, compared to $4.52 in 1995, an increase of $1.96 (43%). The drop in production of gas in 1996 and additional expenses relating to increased operating costs on new wells drilled in 1996 contributed to the increase.

There were no sales of gold and silver in 1996 or 1995, and no sales are expected in the immediate future. Direct costs related to the mining operation were $289,000 in 1996 and $114,000 in 1995, representing a $175,000 (153%) increase. The additional expense resulted from the drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depletion increased to $5.55 per barrel of oil equivalent for 1996, up from $5.43 in 1995, a $0.12 (2%) increase.

General and administrative expenses were $403,000 in 1996, a decrease of $68,000 (15%) over the $471,000 for 1995, mostly due to allocation of expenses to the mine project and decreased legal fees.

Interest and other expenses were $248,000 for 1996, compared to $88,000 for 1995, representing an increase of $160,000 (182%).
The increase is primarily due to higher outstanding borrowings.

Selected Financial Information

The selected information presented below is provided to explain further the Company's operating results on a consolidated basis and without the effects of Laguna.

Selected Consolidated Results



                                       For the Nine Months          For the Three Months
                                       Ended September 30,          Ended September 30,
                                        1995          1996          1995          1996
<T>
Revenues                             $ 4,427,000   $ 4,647,000   $1,698,000    $1,706,000
Costs and expenses                     5,177,000     5,899,000    1,600,000     1,978,000
Net loss                              (1,094,000)   (1,320,000)    (246,000)     (233,000)
Net loss per share                         (0.56)        (0.65)       (0.13)        (0.11)
EBITDA (1)                             1,193,000     1,207,000      741,000       505,000
EBITDA per share                            0.61          0.59         0.38          0.24
Weighted average shares outstanding    1,946,000     2,032,000    1,949,000     2,084,000

Selected Results Without Laguna Gold Company

Revenues                             $ 4,408,000   $ 4,560,000   $1,682,000    $1,636,000
Costs and expenses                     4,780,000     5,187,000    1,483,000     1,666,000
Net loss                                (716,000)     (787,000)    (145,000)      (30,000)
Net loss per share                         (0.37)        (0.39)       (0.07)        (0.01)
EBITDA (1)                             1,549,000     1,682,000      839,000       685,000
EBITDA per share                            0.80          0.83         0.43          0.33
Weighted average shares outstanding    1,946,000     2,032,000    1,949,000     2,084,000



(1) EBITDA is income before income taxes, interest, depreciation, depletion and amortization, and extraordinary loss.
EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

Miscellaneous

The Company has in the past and may in the future engage in hedging transactions when management believes it is in the Company's interest to do so. Such transactions "lock in" prices, thus protecting against future price downturns, the Company's ability to benefit from future price increases. The Company's use of hedging arrangements is limited to management of commodity price risks. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices.

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

PART II

OTHER INFORMATION

Item 2.  Changes in Securities

Effective September 9, 1996, the Company's common stock, $0.01 par value per share, was reverse split on a four shares into one share basis.

On October xx, 1996, the Company purchased and retired all of the previously outstanding shares of its Series A Convertible
Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on September 3, 1996, the shareholders of the Company approved the 4-into-1 reverse split of the Company's common stock described in Item 2 of this
Part II by a vote of 5,072,805 For, 161,352 Against, and 18,840
Abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

During third quarter 1996, the Company filed Periodic Reports of Form 8-K dated July 19, 1996, August 15, 1996, August 16, 1996, September 3, 1996, September 11, 1996, September 24, 1996, October 17, 1996, October 23, 1996 and October 30, 1996. Each Report related to an "Item 5, Other Events" matter.

                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MALLON RESOURCES CORPORATION
                           Registrant


Date:  November 14, 1996   By:  /s/ Roy K. Ross
                               Roy K. Ross
                               Executive Vice President


Date:  November 14, 1996   By:  /s/ Alfonso R. Lopez
                               Alfonso R. Lopez
                               Vice President, Finance/Treasurer