Form 10-K
period 1996-12-31
MALLON RESOURCES CORP
filed 1997-03-31
CIK 837759

Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-K

(mark one)
[X]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:     [X] Yes     [  ] No

     As of the close of business on March 25, 1997, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant, based upon the sales price for a share of the registrant's Common Stock as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $27,160,000.

     As of March 25, 1997, 4,388,117 shares of the registrant's
Common Stock, par value $0.01 per share, were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.     [X]

Documents Incorporated By Reference:

     Portions of the registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                      Mallon Resources Corporation

                             Annual Report
                                  on
                               Form 10-K
                       for the fiscal year ended
                           December 31, 1996

                          Table of Contents

PART I                                                      Page
Items 1 and 2   Business and Properties                       1
                General History                               1
                Overview of Oil and Gas Operations            1
                Selected Fields and Areas of Interest         2
                Acreage                                       3
                Proved Reserves                               4
                Drilling Activity                             4
                Productive Wells                              5
                Production and Sales                          5
                Laguna Gold Company                           5
                General Matters                               6
Item 3   Legal Proceedings                                   10
Item 4   Submission of Matters to a Vote of Security Holders 10
PART II
Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters                      11
         Price Range of Common Stock                         11
         Holders                                             11
         Dividend Policy                                     11
Item 6   Selected Financial Data                             12
Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations             13
         Overview                                            13
         Liquidity and Capital Resources                     14
         Results of Operations                               15
         Hedging Activities                                  18
         Miscellaneous                                       18
Item 8   Financial Statements and Supplementary Data         18
Item 9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure             19
PART III
Item 10  Directors and Executive Officers of the Registrant  19
Item 11  Executive Compensation                              19
Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                  19
Item 13  Certain Relationships and Related Transactions      19
PART IV
Item 14  Exhibits, Financial Statements and Reports on
             Form 8-K                                        19
SIGNATURES                                                   21
EXHIBIT INDEX                                                22
GLOSSARY OF TERMS                                            23
CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                  F-1
Report of Independent Accountants                           F-2
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Operations                       F-5
Consolidated Statements of Shareholders' Equity             F-6
Consolidated Statements of Cash Flows                       F-8
Notes to Consolidated Financial Statements                 F-10

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

General History

Mallon Resources Corporation, a Colorado corporation (the "Company"), is an independent energy company engaged in domestic oil and gas development, exploration and production. The Company was organized in 1988 in connection with the consolidation of Mallon Oil Company ("Mallon Oil") and Laguna Gold Company ("Laguna"). From inception, the Company has engaged in two separate and distinct facets of the natural resources business: through Mallon Oil the Company pursued its core oil and gas business, and through Laguna the Company engaged in mining activities. By early 1996, the Company concluded that the level of capital and management resources required to fully develop each of these businesses made it inadvisable for the Company to continue to pursue both. Accordingly, over the course of 1996 the Company reduced its ownership interest in Laguna from 80% to 56%. By establishing Laguna's financial independence through a Canadian financing and listing on The Toronto Stock Exchange, the Company is now able to focus all of its efforts on the oil and gas business. Since the completion of those events, Laguna has been operating independently, without reliance on the Company for financial support.

In light of the recent implementation of this fundamental change in the manner in which the Company will henceforth pursue its business, the Company's past performance is not necessarily indicative of its future operations.

The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MLRC." The Company's executive offices are at 999 18th Street, Suite 1700, Denver, Colorado 80202 (telephone 303/293-2333). The Company's Transfer Agent is Securities Transfer Corporation, Dallas, Texas.

Overview of Oil and Gas Operations

The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico. The Company's activities are focused in the Delaware Basin of southeast New Mexico where it has been active since 1982, and in the San Juan Basin of northwest New Mexico where it has been active since 1984. Numerous potentially productive geologic formations and zones tend to be stacked atop one another in the Delaware and San Juan Basins. This feature allows most wells to target multiple potential pay zones, thus reducing drilling risks. It also permits the Company to conduct exploration operations in conjunction with its development drilling. Wells drilled to one horizon offer opportunities to examine potential up-hole zones or can be drilled to deeper prospective formations for relatively little additional cost. Due to its substantial acreage positions and operating experience in these areas, the Company intends to continue to concentrate its operational efforts on these two basins for the foreseeable future.

The Company's objectives are to develop its inventory of properties, expand its oil and gas reserves and increase its cash flow. The Company intends to pursue these objectives by increasing its drilling and recompletion activities on its Delaware and San Juan Basin properties, while maintaining control over its drilling, completion and operating costs.

In September 1993, in a significant acquisition, the Company purchased its core group of Delaware Basin properties from Pennzoil Exploration and Production Company. In October 1996, the Company completed a significant financing in which it sold
2.3 million shares of common stock for net proceeds of approximately $13.2 million. For the first time in the Company's history, the Company has funds available to develop and exploit the Company's substantial inventory of oil and gas properties.

In December 1996, the Company entered into an agreement to acquire additional interests in some of its San Juan Basin gas properties and to become operator of those properties. The Company assumed operations on December 31, and title to the properties passed on January 1, 1997. The reserve information reported in various places in Items 1 and 2 of this report includes the reserves attributable to this acquisition as if the Company owned them on December 31, 1996. See Note 17 to the Consolidated Financial Statements for a presentation of reserve information excluding this transaction. The Company increased its estimated proved reserves from 2.2 MMBOE as of December 31, 1992, to 6.4 MMBOE as of December 31, 1996, a 191% increase. As of December 31, 1996, the Company's proved reserves, as estimated by its independent petroleum engineers, GeoQuest Reservoir Technologies, Inc. ("GeoQuest"), consisted of 1.7 MMBbls of crude oil and 28.4 Bcf of natural gas, with a Pre-tax SEC 10 Value of $50.0 million. At December 31, 1996, the Company owned interests in 227 gross (74 net) producing wells and operated 108, or 48%, of them.

Selected Fields and Areas of Interest

The Company's activities are focused in the Delaware Basin of southeastern New Mexico and in the San Juan Basin of northwestern New Mexico. At December 31, 1996, these areas accounted for substantially all of the Company's estimated proved reserves, with 3.8 MMBOE attributable to the Company's Delaware Basin properties and 2.6 MMBOE attributable to its San Juan Basin properties.

Delaware Basin, Southeastern New Mexico

The Delaware Basin has been an area of significant activity for the Company since 1982, when the Company acquired an interest in the Brushy Draw field. Wells in the Delaware Basin produce from a variety of formations, the principal of which are the Cherry Canyon, Brushy Canyon, Strawn and Morrow Formations. These formations each contain multiple potentially productive zones. The Cherry Canyon and Brushy Canyon formations are shallow and primarily produce oil, while the deeper Strawn and Morrow Formations generally produce natural gas. The Company's primary properties in the Delaware Basin are in the Lea Northeast, Quail Ridge, White City and South Carlsbad fields. The Company also continues to assess potential in its Shipp, Lovington Northeast and Brushy Draw properties. The Company owns interests in approximately 24,500 gross (19,300 net) acres of oil and gas leases in the Delaware Basin.

     Lea Northeast Field, Lea County, New Mexico. The Company is actively developing a Cherry Canyon Formation play in this field. Since 1994, it has drilled 14 wells here, 11 of which were productive and one of which is used as a salt water disposal well. In 1996, the Company drilled three wells here, two of which were completed in the Cherry Canyon. These wells extended the productive limits of the Lea Northeast Field by more than a mile to the northwest. The Company currently operates 12 wells in this field. The Company's wells in Lea Northeast typically target between 10 and 15 zones that are productive in the area. The primary producing interval in the field is in the Cherry Canyon Formation, although more recently attention has also been directed to the deeper Brushy Canyon Formation. The Company intends to drill wells to 10,500 feet in order to test zones in the Bone Springs Formation, which is also productive on portions of the Company's acreage. These formations contain multiple reservoir zones that occur at depths between 5,500 and 8,200 feet. The Company intends to drill additional wells in Lea Northeast during 1997 and has delineated 30 additional drill locations in the field. The Company's working interest in these wells ranges from 36% to 84%, and averages approximately 55%.

     Quail Ridge, Lea County, New Mexico. Adjacent to Lea Northeast, the Company controls a large block of acreage on which it operates wells producing from the Bone Springs, Atoka, and Morrow Formations. The Quail Ridge Field has produced primarily gas from the Morrow sandstone at depths of approximately 13,500 feet. The Company currently has an interest in 10 wells in this area and operates five of them. The Company plans to further develop this block by drilling at least seven wells in 1997. These wells will be drilled for production from the same Cherry Canyon Formation and Brushy Canyon Formation zones found by the Company's recent development activities in Lea Northeast, and, if successful, would extend the limits of the field by more than two miles to the northwest. The Company controls an approximate 40% working interest in this acreage.

     White City and South Carlsbad Fields, Eddy County, New Mexico. These adjacent fields have been the focus of much of the Company's recompletion and development activities since 1993.
The Company has interests in 29 wells in these fields and operates 11 of them. In 1996, the Company drilled a successful Morrow gas well and successfully recompleted Morrow gas wells drilled in prior years in the Canyon, Strawn, and Atoka Formations. Plans for development include drilling additional wells to the Morrow at 12,000 feet and developing shallower Cherry Canyon zones. Like all of the Company's recent drilling, a Morrow well will allow for exploration of various up-hole zones in the Cherry Canyon and Brushy Canyon Formations at depths from 1,500 to 5,300 feet, as well as the targeted Canyon, Strawn, Atoka and Morrow Formations, which range in depth from 9,000 feet to 12,000 feet. The Company's working interest averages 38%.

     Shipp and Lovington Northeast Fields, Lea County, New Mexico. Shipp and Lovington Fields are comprised of a collection of individual reservoirs, or algal mounds, in a Strawn Formation interval at depths of approximately 11,500 feet. The mounds range in size from 100 to 700 acres. The Company has interests in 33 wells and operates 23 wells in these adjacent fields. During 1996, the Company initiated a low installation cost pilot waterflood project on one of these mounds. The Company will evaluate the success of this secondary recovery project and determine the feasibility of expanding the project to other mounds in the fields. The Company's working interest averages 33% in Lovington Northeast, and 46% in Shipp.

     Brushy Draw Field, Eddy County, New Mexico. The Company's initial drilling and field development here began in 1982. Current production is from the base of the Cherry Canyon Formation, at a depth of approximately 5,000 feet. The Company operates 14 wells with an average working interest of 68%. The Company will continue its Cherry Canyon development here, and drill three wells in 1997, which will also be analyzed to evaluate potential productive zones in the Brushy Canyon Formation.

San Juan Basin, Northwestern New Mexico

The San Juan Basin has been a significant area of activity for the Company since 1984. The Company's primary areas of interest in the San Juan Basin are the East Blanco, Gavilan and Otero areas. At December 31, 1996, the Company owned interests in approximately 31,000 gross (16,500 net) acres of oil and gas leases in the San Juan Basin. Wells on these leases produce from a variety of zones in the Pictured Cliffs, Mesaverde, Mancos and Dakota Formations and primarily produce natural gas.

     East Blanco Area, Rio Arriba County, New Mexico. This area has been under development by the Company since 1986. The Company holds interests in 23 wells in this area. All production in the area has been natural gas, and East Blanco wells typically contain reserves in more than one productive zone, primarily in the Pictured Cliffs Formation and the Ojo Alamo Formation. The wells also penetrate the Fruitland Coal Formation, which is productive in fields adjacent to East Blanco. At present, the Company has identified 44 potential drilling and recompletion locations on its East Blanco acreage. Of the locations currently identified, 14 have been assigned proved undeveloped reserves in the Pictured Cliffs or Ojo Alamo Formations. At December 31, 1996, the Company owned a 59% average working interest in a 20,000 acre block to the bottom of the Pictured Cliffs Formation. In a transaction completed on January 1, 1997, the Company enhanced its ownership interest in this area to an average 81% working interest in a 23,400 acre block and became operator of the acreage. For 1997, the Company has scheduled recompletion operations for several of the Pictured Cliffs wells in this area, in order to test the productive properties of the up-hole Ojo Alamo and Fruitland Coal formations.

     Gavilan Field, Rio Arriba County, New Mexico. The Company operates seven wells in this field. Current production is primarily natural gas from the Mancos Formation at approximately 5,600 feet. In 1997 the Company plans to recomplete three wells in the Mesaverde Formation and to use such wells to test the Pictured Cliffs gas sand and two additional Mesaverde pays. The Company holds an average 34% working interest in this acreage.

     Otero Field, Rio Arriba County, New Mexico. The Company operates its two wells in this field, which produce oil from the Mancos Formation at approximately 5,300 feet. The Company intends to drill two wells in this field in 1997, which will commingle production from the Pictured Cliffs, Mesaverde and Mancos Formations. The Company has an 88% working interest in this acreage.

Other Areas

All of the Company's oil and gas operations are currently conducted on-shore in the United States. In addition to the properties described above, it has properties in the states of Colorado, Oklahoma, Wyoming, North Dakota and Alabama. While it intends to continue to produce its current wells in those states, it currently does not expect to engage in any development activities in those areas. The Company also owned a 2.25% working interest in an exploration venture that drilled a dry hole exploration well offshore Belize in 1997.

Acreage

The majority of the Company's producing oil and gas properties are located on leased land held by the Company for as long as production is maintained. The Company believes it has satisfactory title to its oil and gas properties based on standards prevalent in the oil and gas industry, subject to exceptions that do not detract materially from the value of the properties. The following table summarizes the Company's oil and gas acreage holdings as of December 31, 1996.

                                Developed         Undeveloped
     Area                    Gross      Net    Gross        Net
     Delaware Basin          23,002   18,975    1,560        312
     San Juan Basin          10,308    3,503   20,773     13,033
     Other                   10,225    3,953    2,931         50

     Total                   43,535   26,431   25,264     13,395

Much of the Delaware Basin developed acreage relates to deeper natural gas zones as to which larger spacing rules apply. Most of this developed acreage is undeveloped as to shallower zones.

Proved Reserves

The following table sets forth summary information concerning the Company's proved oil and gas reserves as of December 31, 1996, as estimated in a report (the "GeoQuest Report") prepared by GeoQuest. All calculations have been made in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The present value of estimated future net revenues has been calculated using a discount factor of 10%.

                                          Oil      Gas     Total
                                         (Mbbl)   (Mmcf)   (MBOE)
     Proved developed reserves           1,225    20,521   4,645
     Proved undeveloped reserves           482     7,868   1,784
     Total proved reserves               1,707    28,388   6,439
     Future net revenues before income
         taxes (in thousands)            $93,026
     Present value of future net
          revenues before income taxes
          (in thousands)                 $49,957

Drilling Activity

The following table sets forth, for each of the last three years, the drilling activities conducted by the Company:

Development Wells
_________________
                     Gross Wells                 Net Wells
            Productive   Dry   Total   Productive   Dry   Total
     1996       4         1      5        2.69     0.34   3.03
     1995       7         1      8        4.64     0.68   5.32
     1994       4         0      4        1.75     0      1.75

Exploratory Wells
_________________
                     Gross Wells                 Net Wells
            Productive   Dry   Total   Productive   Dry   Total
     1996       0         0       0        0        0      0
     1995       1         0       1         .3      0       .3
     1994       0         0       0        0        0      0

From January 1, 1997 to March 25, 1997 the Company drilled seven development wells in the United States that are not reflected in the above table. Five of those wells have been completed and two are currently awaiting completion. The Company also drilled one gross (0.02 net) dry exploration well in Belize.

Productive Wells

The following table summarizes the Company's gross and net interests in productive wells at December 31, 1996.

     Gross Wells                       Net Wells
     ___________                       _________
     Oil   Natural Gas   Total         Oil   Natural Gas   Total
     118       109        227          39.7      34.7      74.4

In addition, the Company owns interests in four waterflood units, which contain a total of 544 gross wells (8.5 net wells), and four gross (2.1 net) salt water disposal wells.

Production and Sales

The following table sets forth information concerning the Company's total oil and gas production (including deliveries under its volumetric production payment, which was retired in August 1995) and sales for each of the last three years.

                                      Year ended December 31,
                                      1996     1995     1994
     Net Production:
        Oil (Mbbl)                      174      173      146
        Natural Gas (Mmcf)            1,286    1,238    1,648
        BOE                             388      379      421
     Average Sales Price Realized (1):
        Oil (per Bbl)                $18.05   $16.45   $14.81
        Natural Gas (per Mcf)        $ 2.11   $ 1.58   $ 1.50
        Per BOE                      $15.09   $12.66   $11.00
     Average Cost (per BOE):
        Production costs             $ 5.80   $ 4.93   $ 4.81
        Depletion                    $ 4.96   $ 5.70   $ 5.53
     Producing Wells (at end of period) (2):
        Gross Wells                     227      222      220
        Net Wells                        75       71       66

(1) Includes effects of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--
Hedging Activities."

(2) In addition, the Company owns interests in four waterflood units, which contain a total of 544 gross wells (8.5 net wells), and four gross (2.1 net) salt water disposal wells.

Laguna Gold Company

At December 31, 1996, the Company owned approximately 14 million common shares, representing an approximate 56% interest, in Laguna, a company with development stage gold mining concessions in Costa Rica. To establish itself as a financially independent company, Laguna completed a financing in Canada in September 1996, and listed its common shares on The Toronto Stock Exchange under the trading symbol "LGC." Laguna received approximately $4.3 million of net proceeds from its Canadian financing, which should permit Laguna to continue its operations without further reliance on the Company for financial support. The Company does not have any obligation or intention to finance Laguna's future operations. In conjunction with Laguna's Canadian financing, the Company sold 400,000 shares of Laguna common stock and realized a gain of $329,000. Over the course of the year, the Company reduced its ownership interest in Laguna from 80% to 56%, and may continue to reduce its investment in Laguna in the future. Approximately 8.4 million of the Laguna shares owned by the Company are subject to an escrow agreement with The Toronto Stock Exchange that restricts the ability of the Company to sell such shares for up to three years. For industry segment information concerning Laguna, see Note 15 to the Consolidated Financial Statements.

General Matters

Executive Officers and Key Employees

The Executive Officers and key employees of the Company are as follows:


Name                      Age   Title(s)                                   Since
George O. Mallon, Jr.     52    President, Chairman of the Board            1988
Kevin M. Fitzgerald       42    Executive Vice President                    1988
Roy K. Ross               46    Executive Vice President, General Counsel   1992
Alfonso R. Lopez          48    Vice President-Finance, Treasurer           1996
Carolena F. Chapman       53    Secretary, Controller                       1989
Ray E. Jones              43    Vice President-Engineering of Mallon Oil    1994
Randy Stalcup             42    Vice President-Land of Mallon Oil           1995
Wendell A. Bond           50    Vice President-Geology of Mallon Oil        1996
Donald M. Erickson, Jr.   41    Vice President-Operations of Mallon Oil     1997
Duane Winkler             42    Operations Manager of Mallon Oil            1993


George O. Mallon, Jr., formed Mallon Oil in 1979 and was a co-founder of Laguna in 1980. He became Chairman of the Board of the Company upon its formation in December 1988. Mr. Mallon earned a B.S. degree in Business from the University of Alabama in 1965, and an M.B.A. degree from the University of Colorado in 1977.

Kevin M. Fitzgerald joined Mallon Oil in 1983.  He was named
Executive Vice President of the Company in 1990. Mr. Fitzgerald earned a B.S. degree in Petroleum Engineering from the University of Oklahoma in 1978.

Roy K. Ross joined the Company as Executive Vice President and General Counsel in October 1992. From June 1976 through September 1992, Mr. Ross was an attorney in private practice with the Denver-based law firm of Holme Roberts & Owen. He earned his B.A. degree in Economics from Michigan State University in 1973, and his J.D. degree from Brigham Young University in 1976.

Alfonso R. Lopez joined the Company in July 1996 as Vice President-Finance and Treasurer. He was Vice President-Finance for Consolidated Oil & Gas, Inc. (now Hugoton Energy Corporation) from 1993 to 1995. Mr. Lopez was a consultant from 1991 to 1992. From 1981 to 1990, he was Controller for Decalta International Corporation, a Denver based oil and gas exploration and production company. Mr. Lopez, a certified public accountant, earned his B.A. degree in Accounting and Business Administration from Adams State College in Colorado in 1970.

Carolena F. Chapman is Secretary and Controller of the Company.
She joined Mallon Oil in 1979. She was named to her present positions with the Company in October 1989.

Ray E. Jones is Vice President-Engineering of Mallon Oil. Before joining the Company in January 1994, Mr. Jones spent eight years with Jerry R. Bergeson & Associates (now GeoQuest), an independent consulting firm, where he did reservoir engineering, field studies and reserve evaluations, and taught industry courses in basic reservoir engineering, reservoir simulation and well testing. Mr. Jones graduated from the Colorado School of Mines in 1979, and is a registered professional engineer.

Randy Stalcup joined Mallon Oil as Vice President-Land in April 1995. Prior to joining the Company, Mr. Stalcup was employed by Beard Oil Company for 13 years, where he was Acquisition and Unitization Manager from 1989. Mr. Stalcup, a Certified Professional Landman, earned his B.B.A. degree in Petroleum Land Management from the University of Oklahoma in 1979.

Wendell A. Bond, Vice President-Geology of Mallon Oil, joined the Company on a full time basis in 1996. He had served as an independent geological consultant to the Company since July 1994 through Wendell A. Bond, Inc., a company specializing in petroleum geological consulting services that he formed in 1988. Prior to 1988, Mr. Bond had been employed in a variety of positions for several independent and major oil and gas companies, including Project Geologist for Webb Resources, District Geologist for Sohio Petroleum and Chief Geologist for Samuel Gary Jr. & Associates. Mr. Bond earned his B.S. degree in geology from Capital University, Columbus, Ohio, and his M.S. degree in geology from the University of Colorado.

Donald M. Erickson, Jr., joined Mallon Oil as Vice President-Operations in February 1997. Mr. Erickson has more than 21 years of experience in oil field operations. Prior to joining the Company, he was Operations Manager for Presidio Exploration, Inc. (which was merged into Tom Brown Inc.) from December 1988. Mr. Erickson earned a Heating and Cooling Technical Degree from Central Technical Community College in Hastings Nebraska in 1975, and has studied Mechanical Engineering at the University of Denver.

Duane Winkler is Operations Manager of Mallon Oil, working out of the Carlsbad, New Mexico office. Before joining the Company in October 1993, he was employed by Natural Gas Processing as Production Superintendent from 1986 to 1993. Mr. Winkler, who has 24 years of experience in drilling, completion and production operations, completed his Associates of Engineering Certificate from Central Wyoming College in 1996.

At March 25, 1997, the Company had 19 full-time employees in its Denver office and 7 full-time employees in its Carlsbad, New
Mexico, office. The Company believes it has good relations with its employees.

Marketing

The Company's oil and liquids are generally sold on the open market to unaffiliated purchasers, generally pursuant to purchase contracts that are cancelable on 30 days' notice. The price paid for this production is generally an established or posted price that is offered to all producers in the field, plus any applicable differentials. Natural gas is generally sold on the spot market or pursuant to short-term contracts. Prices paid for crude oil and natural gas fluctuate substantially. Because future prices are difficult to predict, the Company hedges a portion of its oil and gas sales to protect against market downturns. The nature of hedging transactions is such that producers forego the benefit of some price increases that may occur after the hedging arrangement is in place. The Company nevertheless believes that hedging is prudent in certain circumstances in order to minimize the risk of falling prices.

Cautionary Statement Regarding Forward-Looking Statements

The discussion in this report contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

Special Considerations

In evaluating the Company and its Common Stock, readers should consider carefully, among other things, the following special considerations.

Oil and Gas Prices; Marketability of Production

The Company's oil and gas revenues and profitability are substantially affected by prevailing prices for oil and natural gas, which can be extremely volatile. In general, hydrocarbon prices are affected by numerous factors such as economic, political and regulatory developments. Prices have risen recently but there can be no assurance that such price levels will be sustained. The unsettled nature of the energy market, which is sensitive to foreign political and military events and the unpredictability of the actions of the Organization of Petroleum Exporting Countries, makes it particularly difficult to estimate future prices of oil and natural gas. Any significant decline in prices of oil or natural gas for an extended period could have a material adverse effect on the Company's financial condition, liquidity and results of operations. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging transactions with respect to a portion of its expected future production. There can be no assurance, however, that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices.

In addition, the marketability of the Company's production depends upon the availability and capacity of pipelines and gas gathering systems, the effect of federal and state regulation of such production and transportation, general economic conditions and changes in demand, all of which could adversely affect the Company's ability to market its production. All of these factors are beyond the control of the Company, and the Company is limited in its ability to protect its economic interests from their effect. The Company conducts substantially all of its operations in the Delaware and San Juan Basins in the State of New Mexico and, consequently, is particularly subject to marketing constraints that exist or may arise in the future in those areas. Historically, due to the San Juan Basin's relatively isolated location and the resulting limited access its natural gas production has to the natural gas marketplace, natural gas produced in the San Juan Basin has tended to command prices that are lower than natural gas prices that prevail in other areas.

Uncertainty of Estimates of Reserves and Future Net Revenues

This report contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the GeoQuest Report, that relies upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the GeoQuest Report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

Approximately 28% of the Company's total proved reserves at December 31, 1996, were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the GeoQuest Report assumes, based on the Company's estimates, that aggregate capital expenditures by the Company of approximately $6.4 million through 1998 will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

The present value of future net revenues referred to in this report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by changes in consumption and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

Need for Additional Capital

Due to its active development and exploration program, the Company has substantial working capital requirements. The Company believes its current capital and cash flow from operations will allow the Company to successfully implement its present business strategy. Additional financing may be required in the future to fund the Company's developmental and exploratory drilling. No assurances can be given as to the availability or terms of any such additional financing that may be required. In the event such capital resources are not available to the Company, its drilling activity may be curtailed.

Replacement of Reserves

The Company's future success will depend upon its ability to find, develop or acquire additional oil and gas reserves at prices that permit profitable operations. Unless the Company conducts successful exploitation or exploration activities or acquires properties containing reserves, the proved reserves of the Company will decline. There can be no assurance that the Company's acquisition, exploitation and exploration activities will result in additional reserves, or that the Company will be able to drill productive wells at acceptable costs.

Operating Hazards; Uninsured Risks

The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and related suspension of operations. Gathering systems and processing plants are subject to many of the same hazards, and any significant problems related to those facilities could adversely affect the Company's ability to market its production. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered or that particular wells will not produce at economic levels. The cost of drilling, completing and operating wells may vary from initial estimates. Drilling activities may be curtailed, delayed or canceled as a result of numerous factors outside the Company's control, including but not limited to title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of drilling rigs or other equipment. The Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. Furthermore, the Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

Regulation

Virtually all of the Company's oil and gas activities are subject to a wide variety of federal, state, local and foreign governmental regulations, which are changed from time to time in response to economic or political conditions. Matters subject to regulation include, but are not limited to, environmental matters, discharge permits for drilling operations, drilling and operating bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, allowable rates of production, restoration of surface areas, plugging and abandonment of wells, requirements for the operation of wells and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that such increases would have on the Company.
Legislation and new regulations concerning oil and gas exploration and production operations are constantly being reviewed and proposed. All of the jurisdictions in which the Company owns and operates properties have statutes and regulations governing a number of the matters enumerated above. Compliance with such laws and regulations generally increases the Company's cost of doing business and consequently affects its profitability. Due to the frequently changing requirements of laws and regulations, there can be no assurance that costs of future compliance will not impose new or substantial burdens on the Company.

Environmental Matters

The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governmental agencies and third parties, and may require the Company to incur costs to remedy such discharges. Oil, natural gas and other pollutants (including salt water brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and tailings ponds, and sudden discharges from damage or explosion at natural gas facilities, oil and gas wells or other facilities. Discharged hydrocarbons and other pollutants may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal, state and foreign laws and regulations govern the environmental aspects of oil and natural gas exploration, production and transportation and may, in addition to other laws and regulations, impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other failures to comply with those laws and regulations. Compliance with environmental quality requirements and reclamation laws imposed by governmental authorities may necessitate significant capital outlays, may materially affect the acquisition or operating costs of a given property, or may cause material changes or delays in the Company's intended activities. Management of the Company does not believe that its environmental, health, and safety risks are materially different from those of comparable companies engaged in similar businesses. Nevertheless, new or different environmental standards imposed in the future may adversely affect the Company's activities and there can be no assurance that significant costs for compliance will not be incurred in the future. Moreover, no assurance can be given that environmental laws will not, in the future, result in curtailment of production or material increases in the cost of exploration, development or production or otherwise adversely affect the Company's operations and financial condition.

Ownership Interest in Laguna

The Company currently owns approximately 14 million shares of Laguna common stock. The Company has no current plans for disposing of such shares, and approximately 8.4 million of the shares owned by the Company are subject to an escrow agreement with The Toronto Stock Exchange that restricts the ability of the Company to sell such shares for up to three years. No assurance can be given as to the value that might be received by the Company in the future from any transaction in which such interest is sold. Furthermore, although the common stock of Laguna is publicly traded in Canada on The Toronto Stock Exchange, trading prices on that exchange are not necessarily representative of the consideration the Company could obtain for such shares currently or in the future.

The value of the Company's investment in Laguna will be affected by the business results of Laguna. There are many uncertainties in any mineral exploration and development program, such as the location of economic ore bodies, the receipt of necessary government permits and the construction of mining and processing facilities, as well as widely fluctuating prices of minerals. Because Laguna's properties are in Costa Rica, additional uncertainties include currency risks, risks of changes in foreign laws and the risk of expropriation. Substantial expenditures will be required to pursue Laguna's exploration and development activities, and substantial time may elapse from the initial phases of development until Laguna's activities are fully operational.

Reliance on Key Personnel

The Company is dependent upon its executive officers, key employees and certain consultants. The unexpected loss of services of one or more of these individuals could have a detrimental effect on the Company. The Company does not maintain key man insurance on any of its executive officers or key employees. In addition, the continued growth and expansion of the Company will depend upon, among other factors, the successful retention of skilled and experienced management and technical personnel.

Competition

The oil and gas industry and the mining industry are both highly competitive. The Company competes with major companies, other independent concerns and individual producers and operators. Many of these competitors have substantially greater financial and other resources than does the Company.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Price Range of Common Stock

The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MLRC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market. All of the following quotations have been adjusted to reflect the four-to-one reverse stock split of the Common Stock that occurred on September 9, 1996.

                                             High       Low
     Year Ended December 31, 1995:
        First Quarter                        $ 8.00    $ 5.00
        Second Quarter                         8.50      5.50
        Third Quarter                         10.00      6.00
        Fourth Quarter                        11.00      4.00
     Year Ending December 31, 1996:
        First Quarter                        $ 8.25    $ 5.50
        Second Quarter                        11.00      6.00
        Third Quarter                          8.50      5.00
        Fourth Quarter                         9.63      6.50
Year Ending December 31, 1997
    First Quarter (through March 25)         $10.50    $ 7.13

Holders

As of March 25, 1997, there were approximately 660 shareholders of record of the Common Stock.

Dividend Policy

The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company instead intends to retain its earnings to support the growth of the Company. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. Under the terms of the Company's primary credit facility, the Company may not pay dividends without the consent of the bank. For a description of the credit facility, see Item 7.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1996. This information should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations," included elsewhere herein.



                                                         Year Ended December 31,
                                           1996      1995      1994      1993      1992
                                                 (In thousands, except per share data)
Selected Statements of Operations Data:
   Revenues:
     Oil and gas sales                    $ 5,854   $ 4,800   $ 4,629   $ 2,061   $ 1,408
     Other                                    666       628       280       230       568
                                            6,520     5,428     4,909     2,291     1,976
  Costs and expenses:
     Oil and gas production                 2,249     1,868     2,024       976       800
     Mining project expenses                1,014       838       459       390       380
     Depreciation, depletion & amortization 2,095     2,340     2,409       937       306
     Impairment of oil and gas properties     264        --        --        --        --
     General and administrative             1,999     1,625     1,516       926       682
     Interest and other                       842       433       132       249        76
                                            8,463     7,104     6,540     3,478     2,244

  Minority interest in loss of consolidated
     subsidiary                               266        --        --        --        --
  Loss before extraordinary item           (1,677)   (1,676)   (1,631)   (1,187)     (268)

  Extraordinary loss on early retirement
      of debt                                (160)     (253)       --        --        --
  Net loss                                 (1,837)   (1,929)   (1,631)   (1,187)     (268)

  Dividends on preferred stock and
     accretion                               (376)     (360)     (258)       --        --

  Net loss attributable to common
     shareholders                         $(2,213)  $(2,289)  $(1,889)  $(1,187)   $ (268)

Selected Per Share Data (1):
  Loss attributable to common shareholders
      before extraordinary item            $(0.82)  $ (1.04)   $(1.00)   $(0.87)   $(0.22)
  Extraordinary loss                        (0.06)    (0.12)       --        --        --

  Net loss attributable to common
    shareholders                           $(0.88)   $(1.16)   $(1.00)   $(0.87)   $(0.22)

  Weighted average shares outstanding       2,512     1,947     1,916     1,368     1,195

Selected Cash Flow and Other Data:
    EBITDA (2)                            $ 1,520   $ 1,093    $  876    $  (79)    $  56
    Capital expenditures                    6,339     3,883     2,379    20,612       190

Selected Data Excluding Laguna (4):
    Revenues                              $ 6,390   $ 5,387   $ 4,909   $ 2,210     1,652
    Costs and Expenses                      7,334     6,076     6,044     2,890     1,829
    Net Loss                               (1,104)     (942)   (1,135)     (680)     (177)
    Net loss attributable to common
       shareholders                        (1,480)   (1,302)   (1,393)     (680)     (177)
    Net loss per share attributable to
       common shares                        (0.59)    (0.67)    (0.73)    (0.50)    (0.15)
    EBITDA (2)                              2,167     2,028     1,335       381       134
    Capital expenditures                    2,474     2,645     2,221    20,306       184

                                                            At December 31,
                                           1996      1995      1994      1993      1992

Selected Balance Sheet Data:
  Total assets                            $41,400   $31,635   $28,226   $28,773   $7,675
  Long-term debt (3)                        3,511    10,037        --        20       30
  Mandatorily redeemable preferred stock    3,900     3,844     3,804        --       --
  Shareholders' equity                     21,904    11,760    13,549    15,029    6,738
        ______

(1)  As adjusted for four-to-one reverse stock split.

(2) EBITDA is income before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3) Long-term debt includes long-term debt net of current maturities, notes payable-other and capital lease obligations net of current portion.

(4) As discussed elsewhere in this report, in early 1996, the Company determined that the level of capital and management resources required to fully develop both its oil and gas interests and its mining interests made it inadvisable to continue to pursue both. Accordingly, the Company separated the businesses by establishing the financial independence of Laguna and having the Company focus its efforts on the oil and gas business. Amounts presented exclude the impact of Laguna and represent the Company's core oil and gas operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1996, 1995 and 1994, and results of operations and cash flows for each of the three years in the period ended December 31, 1996. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere herein contain detailed information that should be referred to in conjunction with the following discussion. The financial information discussed below is consolidated information, which includes the accounts of Laguna.

Overview

Historically, the Company has engaged in two separate and distinct facets of the natural resources business. Through Mallon Oil, the Company has pursued its core oil and gas business. Through Laguna, the Company has engaged in mining activities. By early 1996, the Company concluded that the level of capital and management resources required to fully develop each of these businesses made it inadvisable for the Company to continue to pursue both. Accordingly, the Company separated the businesses by establishing the financial independence of Laguna and having the Company focus its efforts on the oil and gas business. Laguna's recent Canadian financing and listing on The Toronto Stock Exchange were the key steps toward accomplishment of that goal and should permit Laguna to operate independently without further reliance on the Company for financial support. The Company does not have any obligation or intention to finance Laguna's future operations.

In light of the recent implementation of this fundamental change in the manner in which the Company will henceforth pursue its business, the Company's past financial performance is not necessarily indicative of its future operations.

The Company's revenues, profitability and future rate of growth will be substantially dependent upon prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce.

Liquidity and Capital Resources

In October 1996, the Company sold 2,300,000 shares of the Company's common stock in a public offering. The Company received proceeds of approximately $13,189,000, net of offering costs of $1,761,000. Until its October 1996 equity offering, the Company had, since inception, been significantly constrained by a continued shortage of capital. The October 1996 equity offering remedied that problem, at least for the foreseeable future. For the first time in the Company's history, the Company has funds available to develop and exploit the Company's substantial inventory of oil and gas properties. Management is of the view that the Company's chronic liquidity problem can now be solved, on a long term basis, by the Company's development of its oil and gas properties. Management believes that such operations will increase cash flow and improve liquidity, and thereby allow the Company to avoid future working capital short-falls. The Company had a working capital surplus of $5,365,000 at December 31, 1996 compared to a deficit of $476,000 at December 31, 1995. The increase in working capital at December 31, 1996 is primarily due to higher cash balances as a result of the equity offerings by the Company and Laguna in 1996.

In March 1996, the Company established a $35,000,000 credit facility (the "Facility") with Bank One, Texas, N.A. (the
"Bank').  The Facility establishes two separate lines of credit:
a primary revolving line of credit (the "Revolver") and a line of credit to be used for development drilling approved by the Bank (the "Drilling Line'). The borrowing base under the Revolver is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties. The Facility expires March 31, 1999. The initial borrowing base under the Revolver was $10,500,000. Initial amounts drawn under the Revolver were used to retire the amount outstanding under the Company's prior line of credit of approximately $10,000,000 and related accrued interest. At June 30, 1996, the borrowing base was redetermined and reduced to $8,820,000. At that time, the amount outstanding under the Revolver was $10,231,000, or $1,411,000 in excess of the redetermined borrowing base. Per the amended terms of the Facility, the Company drew $2,000,000 under the Drilling Line and applied it to reduce amounts outstanding under the Revolver to an amount below the redetermined borrowing base. The $2,000,000 drawn under the Drilling Line and $5,301,000 under the Revolver were repaid in October 1996 upon the completion of the public stock sale, discussed below. Once repaid, the Company can no longer borrow against the Drilling Line. At December 31, 1996, the borrowing base under the Revolver was $8,820,000, and the principal amount outstanding was $3,269,000, leaving the amount available under the Revolver at $5,551,000. Effective January 1997, the Borrowing Base was increased to $10,000,000. At March 25, 1997, the principal amount outstanding was $3,269,000, leaving the amount remaining available under the Revolver at $6,731,000. The Company is currently in compliance with the covenants of the Facility. For additional information concerning the Facility, see Note 4 to the Consolidated Financial Statements.

Approximately $1,987,000 of the net proceeds from the Company's
October 1996 offering were used to purchase and retire all outstanding shares of the Company's Series A Convertible
Preferred Stock.

In May 1996, Laguna sold 5,000,000 Special Warrants for $1.00 per Warrant in a private placement for net proceeds of $4,339,000.
In September 1996, Laguna completed the registration of the sale of the Special Warrants with the Ontario (Canada) Securities Commission.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares (i.e., 80,000 shares) were to be redeemed for $800,000. The Company has extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise in effect. On March 25, 1997, a holder of 200,000 shares of Series B Stock accepted the offer to convert. When completed, this conversion will satisfy the Company's obligation to redeem any shares in April.

Historically, the Company's involvement in both oil and gas and mining activities has hampered its ability to raise capital due to the complexity of the Company's financial structure and apparent market perceptions that the Company was too small to effectively pursue two such disparate businesses. By establishing independent financing arrangements for Laguna, management hopes to overcome these problems, and place the Company in a position to exploit its oil and gas acreage. The elimination of the Company's commitment to fund Laguna's operations should assist the Company in these efforts.

To implement its planned drilling and development programs, the Company expended $2,462,000 in 1996 and plans to spend approximately $10 million in 1997. With the net proceeds of the equity offering, the Company's working capital and credit facility and the operating cash flows that are expected to be generated by the application of such funds to the Company's drilling program, management anticipates that the Company will have sufficient capital to fund the continued development of its current properties and to meet the Company's liquidity requirements for the foreseeable future.

Results of Operations

                                    Year Ended December 31,
                                  1996     1995(1)   1994(1)
                             (In thousands, except per unit data)
Results of Operations, Consolidated:
    Revenues                     $6,520    $5,428    $4,909
    Costs and expenses            8,463     7,104     6,540
    Net loss                     (1,837)   (1,929)   (1,631)
    Net loss attributable to
       common shareholders       (2,213)   (2,289)   (1,889)
    Net loss per share attributable
       to common shares           (0.88)    (1.16)    (1.00)
    EBITDA (2)                    1,520     1,093       876
    Capital expenditures          6,339     3,995     2,379
Operating Results from Oil and Gas Operations:
    Oil and gas revenues         $5,854    $4,800    $4,629
    Oil and gas production
      expenses                    2,249     1,868     2,024
    Depletion                     1,924     2,162     2,337
Net Production:
    Oil (MBbl)                      174       173       146
    Natural Gas (MMcf)            1,286     1,238     1,648
    BOE                             388       379       421
Average Sales Price Realized:
    Oil (per Bbl)                $18.05    $16.45    $14.81
    Natural Gas (per Mcf)        $ 2.11    $ 1.58    $ 1.50
    Per BOE                      $15.09    $12.66    $11.00
Average production costs and
   taxes (per BOE):              $ 5.80    $ 4.93    $ 4.81
Average depletion (per BOE):     $ 4.96    $ 5.70    $ 5.53

Results of Operations, Excluding Laguna (3):
    Revenues                     $6,390    $5,387    $4,909
    Costs and expenses            7,334     6,076     6,044
    Net loss                     (1,104)     (942)   (1,135)
    Net loss attributable to
       common shareholders       (1,480)   (1,302)   (1,393)
    Net loss per share attributable
        to common shares          (0.59)    (0.67)    (0.73)
    EBITDA (2)                    2,167     2,028     1,335
    Capital expenditures          2,474     2,757     2,221
        _____________________
(1) Includes 692 MMcf and 961 MMcf and 26 MBbls and 48 MBbls delivered in 1995 and 1994, respectively, pursuant to the terms of the volumetric production agreement which was retired in August 1995.

(2) EBITDA is income before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3)  Reflects oil and gas operations.

Year Ended December 31, 1996 Compared with Year Ended
December 31, 1995

Revenues. Total revenues for the year ended December 31, 1996 increased 20% to $6,520,000 from $5,428,000 for the year ended December 31, 1995. Oil and gas sales for the year ended
December 31, 1996 increased 22% to $5,854,000 from $4,800,000
(including amortization of deferred revenues from a volumetric production payment in the year ended December 31, 1995.) The increase was primarily due to higher oil and gas prices. Average oil prices for the year ended December 31, 1996 increased 10% to $18.05 per Bbl from $16.45 per Bbl for the year ended
December 31, 1995. Average gas prices for the year ended December 31, 1996 increased 34% to $2.11 per Mcf from $1.58 per Mcf for the year ended December 31, 1995. The $329,000 gain on the sale of Laguna common stock for the year ended December 31, 1996 compares to the $355,000 gain on the termination of a volumetric production payment for the year ended December 31, 1995. There were no sales of gold or silver in 1996 or 1995, and no such sales are expected in the immediate future. Excluding Laguna, total revenues for the year ended December 31, 1996 increased 19% to $6,390,000 from $5,387,000, primarily due to higher oil and gas prices.

Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1996 increased 20% to $2,249,000 from $1,868,000 for the year ended December 31, 1995. The increase was primarily attributable to increased operating costs related to new wells drilled in 1996 and increased workover expenses.

Mining Project Expenses. Mining project expenses for the year ended December 31, 1996 increased 21% to $1,014,000 from $838,000 for the year ended December 31, 1995. The increase was primarily due to Laguna's drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1996 decreased 11% to $2,095,000 from $2,340,000 for the year ended December 31, 1995. Depletion per BOE for the year ended December 31, 1996 decreased 13% to $4.96 from $5.70 for the year ended December 31, 1995, primarily due to an increase in oil and gas reserves.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1996 increased 23% to $1,999,000 from $1,625,000 for the year ended December 31, 1995 due primarily to increased stock compensation costs.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $264,000 during the year ended December 31, 1996 compared to $-0- for the year ended December 31, 1995. In fiscal 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. As of December 31, 1996, the Company had incurred and capitalized $264,000 related to this venture. The joint venture drilled a dry hole subsequent to December 31, 1996. Accordingly, the Company reduced the carrying amount of its capitalized costs by $264,000. During fiscal 1995, the Company's oil and gas activities were conducted entirely in the United States.

Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1996 increased 95% to $842,000 from $433,000 for the year ended December 31, 1995. The increase was primarily due to higher outstanding borrowings under the Company's credit facility.

Minority Interest. Minority interest in loss of consolidated subsidiary of $266,000 represents the minority interest share in the Laguna loss.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1996 and 1995, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1996 and 1995. At December 31, 1996, the Company had an NOL carryforward for U.S. Federal income tax purposes of approximately $16,100,000, which will begin to expire in 2005.

Extraordinary Loss. The Company incurred extraordinary losses of $160,000 and $253,000 during the years ended December 31, 1996 and 1995, respectively, as a result of the refinancing of its credit facilities with new lenders.

Net Loss. Net loss for the year ended December 31, 1996 decreased 5% to $1,837,000 from $1,929,000 for the year ended December 31, 1995 as a result of the factors discussed above.
The Company paid the 8% dividend of $320,000 on its $4,000,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the years ended December 31, 1996 and 1995, and realized accretion of $56,000 and $40,000, respectively. Net loss attributable to common shareholders for the year ended December 31, 1996 decreased 3% to $2,213,000 from $2,289,000 for the year ended December 31, 1995.
Excluding Laguna, net loss attributable to common shareholders for the year ended December 31, 1996 increased 12% to $1,480,000 from $1,302,000 due to higher general and administrative, production and interest expenses, offset by higher oil and gas sales.

Year Ended December 31, 1995 Compared with Year Ended
December 31, 1994

Revenues. Total revenues for the year ended December 31, 1995 increased 11% to $5,428,000 from $4,909,000 for the year ended December 31, 1994. The increase was primarily due to a gain of $355,000 on termination of a volumetric production payment. For the year ended December 31, 1995 oil and gas sales, including amortization of deferred revenue from a volumetric production payment, increased 4% to $4,800,000 from $4,629,000 for the year ended December 31, 1994. Total oil production increased 19% to 173 MBbls and total gas production decreased 25% to 1,238 MMcf for the year ended December 31, 1995. The increase in oil sales was due to the completion of eight productive wells during 1995, and the decrease in gas sales was due in part to a decrease in production from one of the Company's producing properties, which has a steep decline curve, accounting for 267 MMcf of the production decrease. Average oil prices for the year ended December 31, 1995 increased 11% to $16.45 per Bbl from $14.81 per Bbl for the year ended December 31, 1994. Average gas prices for the year ended December 31, 1995 increased 5% to $1.58 per Mcf from $1.50 per Mcf for the year ended December 31, 1994. During the years ended December 31, 1995 and 1994, there were no sales of gold or silver. Excluding Laguna, total revenues for the year ended December 31, 1995 increased 10% to $5,387,000 from $4,909,000 due to a gain on the termination of a volumetric production payment.

Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1995 decreased 8% to $1,868,000 from $2,024,000 for the year ended December 31, 1994. The decrease was primarily due to a reduction in repair costs in some of the Company's older fields.

Mining Project Expenses. Mining project expenses for the year ended December 31, 1995 increased 83% to $838,000 from $459,000 for year ended December 31, 1994. The increase was due primarily to increased general and administrative costs relating to expanded operations.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1995 increased 7% to $1,625,000 from $1,516,000 for the year ended December 31, 1994.
The increase was primarily due to an increase in investment banking fees related to a contract which expired in 1995 and additional salary expense for two officers hired April 1, 1994, which was included for a full year in 1995. These increases were partially offset by a reduction in legal fees and office expenses.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1995 decreased 3% to $2,340,000 from $2,409,000 for the year ended December 31, 1994. Depletion per BOE for the year ended December 31, 1995 increased 3% to $5.70 from $5.53 for the year ended December 31, 1994, primarily due to lower gas production.

Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1995 increased 228% to $433,000 from $132,000 for the year ended December 31, 1994. The increase was primarily due to higher outstanding borrowings under the Company's credit facility, which were used primarily to terminate a volumetric production payment in August 1995.

Income Taxes. The Company incurred NOLs for U.S. Federal income tax purposes in 1995 and 1994, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the deferred tax asset. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1995 and 1994. At December 31, 1995, the Company had an NOL carryforward for U.S. Federal income tax purposes of approximately $13,400,000, which will begin to expire in 2005.

Extraordinary Loss. The Company incurred an extraordinary loss of $253,000 during 1995 as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the year ended December 31, 1995 increased 18% to $1,929,000 from $1,631,000 for the year ended December 31, 1994 as a result of the factors discussed above.
The Company paid the 8% dividend totaling $320,000 and $228,000 on its Series B Preferred Stock during 1995 and 1994, respectively, and realized accretion of $40,000 and $30,000, respectively. Net loss attributable to common shareholders for the year ended December 31, 1995 increased 21.2% to $2,289,000 from $1,889,000 for the year ended December 31, 1994. Excluding Laguna, net loss attributable to common shareholders for the year ended December 31, 1995 decreased 7% to $1,302,000 from $1,393,000 due to a gain on the termination of a volumetric production payment.

Hedging Activities

The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices.

At December 31, 1996, the Company had natural gas swaps in place covering an aggregate of 90,000 MMBtu per month of 1997 production at fixed prices ranging from $2.54 to $1.50 per MMBtu on an "Inside FERC" basis, and oil swaps in place covering an aggregate of 9,000 Bbls per month of 1997 production at fixed prices ranging from $23.36 to $19.99 on a "NYMEX" basis. For the years ended December 31, 1996, 1995 and 1994, the Company's gains (losses) under its swap agreements were ($490,000), $34,000, and $43,000, respectively. For further information about the Company's energy swaps, see Note 12 to the Consolidated Financial Statements.

Miscellaneous

The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), that are applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 Bbls per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas industry.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements that constitute
Item 8 follow the text of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements appears at page F-
1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its June 6, 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Executive Officers

Information concerning executive officers is set forth in Item 1 of Part I of this report. Additional information concerning executive officers set forth in the Company's Proxy Statement for its June 6, 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its June 6, 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 12:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information set forth under the caption "Principal Shareholders" in the Company's Proxy Statement for its June 6, 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for its June 6, 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Exhibits

See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

Financial Statements

See the accompanying "Index to Consolidated Financial Statements" at page F-1, which lists the documents that are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable and therefore have been omitted or the information required by the applicable schedule is included in the notes to the financial statements.

Reports on Form 8-K

Since September 30, 1996, the Company has filed the following
Periodic Reports on Form 8-K:

     Date of Report       Item(s) Reported
     October 17, 1996     "Other Events" - Public offering
                               commenced
     October 23, 1996     "Other Events" - Purchase and retire-
                               ment of Series A Preferred Stock
     October 30, 1996     "Other Events" - Over-allotment Option
                               exercised
     November 14, 1996    "Other Events" - Third Quarter results
     November 19, 1996    "Other Events" - Discovery well
     January 15, 1997     "Other Events" - Acquisition of acreage
     February 27, 1997    "Other Events" - December 31 reserves
     March 18, 1997       "Other Events" - 1996 results

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Mallon Resources Corporation

Date:  March 31, 1997     By:    /s/ George O. Mallon, Jr.
                              George O. Mallon, Jr.
                              Principal Executive Officer

Date:  March 31, 1997     By:    /s/ Alfonso R. Lopez
                              Alfonso R. Lopez
                              Vice President-Finance
                              Principal Financial Officer
                              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:  March 31, 1997     By:    /s/ George O. Mallon, Jr.
                              George O. Mallon, Jr.
                              Director

Date:  March 31, 1997     By:    /s/ Kevin M. Fitzgerald
                              Kevin M. Fitzgerald
                              Director

Date:  March 31, 1997     By:    /s/ James A. McGowen
                              James A. McGowen
                              Director

Date:  March 31, 1997     By:    /s/ Roy K. Ross
                              Roy K. Ross
                              Director

EXHIBIT INDEX
Exhibit Number   Document Description                   Location
*3.01            Amended and Restated Articles of
                    Incorporation of the Company          (1)
*3.02            Bylaws of the Company                    (1)
*3.04            Statement of Designations--Series B
                    Preferred Stock                       (4)

Material Contracts
*10.58           Bank One--Loan Agreement dated
                    March 20, 1996                        (5)
*10.63           Bank One--Amendment One                  (6)
*10.64           Bank One--Amendment Two                  (6)

Executive Compensation Plans and Arrangements
*10.1.3          Equity Participation Plan, amended
                    November 2, 1990                      (2)
*10.1.4          Stock Compensation Plan for Outside
                    Directors                             (3)
____________________________
* The exhibit numbers are the exhibit numbers assigned in the previous filings with the Securities and Exchange Commission identified in the notes below.

(1)  Incorporated by reference from Mallon Resources Corporation
Exhibits to Registration Statement on Form S-4 (SEC File No. 33-
23076) filed on August 15, 1988.

(2)  Incorporated by reference from Mallon Resources Corporation
(Commission File No. 0-17267) Form 10-K for fiscal year ended
December 31, 1990.

(3)  Incorporated by reference from Mallon Resources Corporation
Exhibits to Registration Statement on Form S-8 (SEC File No. 33-
39635) filed on March 28, 1991.

(4)  Incorporated by reference from Mallon Resources Corporation
(Commission File No. 0-17267) Form 8-K filed on August 24, 1995.

(5)  Incorporated by reference from Mallon Resources Corporation
(Commission File No. 0-17267) Form 8-K filed on March 20, 1996.

(6)  Incorporated by reference from Mallon Resources Corporation
(Commission File No. 0-17267) Form 8-K filed on August 15, 1996.

GLOSSARY OF TERMS

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf.  Billion cubic feet.

     BOE. Barrels of oil equivalent, determined using the ratio of six Mcf of natural gas (including natural gas liquids) to one
Bbl of crude oil or condensate.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to
59.5 degrees Fahrenheit.

     Development location. A location on which a development well can be drilled.

     Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

     Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     Estimated future net revenues. Revenues from production of oil and gas, net of all production-related taxes, lease operating expenses and capital costs.

     Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     Gross acres.  An acre in which a working interest is owned.

     Gross well.  A well in which a working interest is owned.

     MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

     MBOE.  One thousand barrels of oil equivalent.

     Mcf.  One thousand cubic feet.

     MMBbl. One million barrels of crude oil or other liquid hydrocarbons.

     MMBOE.  One million barrels of oil equivalent.

     MMBtu.  One million Btus.

     MMcf.  One million cubic feet.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

     Pre-tax SEC 10 Value or present value of estimated future net revenues. Estimated future net revenues discounted by a factor of 10% per annum, before income taxes and with no price or cost escalation or de-escalation, in accordance with guidelines promulgated by the Commission.

     Production costs. All costs necessary for the production and sale of oil and gas, including production and ad valorem taxes.

     Productive well. A well that is producing oil or gas or that is capable of production.

     Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

     Working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Index to Consolidated Financial Statements

                                                           Page

Report of Independent Accountants                           F-2
Consolidated Balance Sheets                                 F-3
Consolidated Statements of Operations                       F-5
Consolidated Statements of Shareholders' Equity             F-6
Consolidated Statements of Cash Flows                       F-8
Notes to Consolidated Financial Statements                 F-10


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Mallon Resources Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Denver, Colorado
March 18, 1997


            MALLON RESOURCES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                            (In thousands)



                                                                        December 31,
                                                                     1996        1995

                              ASSETS
Current assets:
    Cash and cash equivalents                                      $  2,771    $  1,269
    Short-term investments                                            2,786          --
    Accounts receivable:
       Oil and gas sales                                              1,879       1,065
       Joint interest participants, net of allowance of $8 and $0,
          respectively                                                  827         376
       Related parties                                                   20          22
       Other                                                             45          --
    Inventories                                                         251          53
    Other                                                               104         143
          Total current assets                                        8,683       2,928

Property and equipment:
    Oil and gas properties, full cost method                         46,175      43,751
    Mining properties and equipment                                  10,114       6,248
    Other equipment                                                     559         508
                                                                     56,848      50,507
Less accumulated depreciation, depletion and amortization           (24,406)    (22,085)
                                                                     32,442      28,422

Notes receivable-related parties                                         17          63

Other, net                                                              258         222

Total Assets                                                       $ 41,400    $ 31,635


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                         $  1,614    $  2,309
    Undistributed revenue                                             1,502         711
    Drilling advances                                                   100         271
    Accrued taxes and expenses                                           77          90
    Current portion of capital lease obligation                          25          23
          Total current liabilities                                   3,318       3,404

Long-term debt                                                        3,269      10,000
Notes payable, other                                                    230          --
Capital lease obligation, net of current portion                         12          37
Drilling advances                                                       368         315
Accrued expenses                                                         41          --
           Total non-current liabilities                              3,920      10,352

Total liabilities                                                     7,238      13,756

Commitments and contingencies                                            --          --

Minority interest                                                     8,358       2,275

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 400,000 shares issued and outstanding, respectively; liquidation preference
    and mandatory redemption of $4,000,000                            3,900       3,844

Shareholders' equity:
    Series A Convertible Preferred Stock, $0.01 par value, 1,467,890 shares authorized, 0 and 1,100,918 shares issued and
       outstanding, respectively; liquidation preference $6,000,000      --       5,730
    Common Stock, $0.01 par value, 25,000,000 shares authorized;
       4,384,562 and 1,950,226 shares issued and outstanding,
       respectively                                                      44          19
    Additional paid-in capital                                       56,707      38,965
    Accumulated deficit                                             (34,847)    (32,954)
          Total shareholders' equity                                 21,904      11,760

Total Liabilities and Shareholders' Equity                         $ 41,400    $ 31,635

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                          For the Years Ended December 31,
                                                            1996        1995        1994
Revenues:
    Oil and gas sales                                     $ 5,854     $ 3,380     $ 2,263
    Deferred revenue amortization                              --       1,420       2,366
    Operating service revenue                                 154         158         174
    Gain on termination of volumetric production payment       --         355          --
    Gain on sale of subsidiary stock                          329          --          --
    Interest and other                                        183         115         106
                                                            6,520       5,428       4,909

Costs and expenses:
    Oil and gas production                                  2,249       1,868       2,024
    Mining project expenses                                 1,014         838         459
    Depreciation, depletion and amortization                2,095       2,340       2,409
    Impairment of oil and gas properties                      264          --          --
    General and administrative                              1,999       1,625       1,516
    Interest and other                                        842         433         132
                                                            8,463       7,104       6,540

Minority interest in loss of consolidated subsidiary          266          --          --

Loss before extraordinary item                             (1,677)     (1,676)     (1,631)

Extraordinary loss on early retirement of debt               (160)       (253)         --

Net loss                                                   (1,837)     (1,929)     (1,631)

Dividends on preferred stock and accretion                   (376)       (360)       (258)

Net loss attributable to common shareholders              $(2,213)    $(2,289)    $(1,889)


Per share:
    Loss attributable to common shareholders before
       extraordinary item                                 $ (0.82)    $ (1.04)    $(1.00)

    Extraordinary loss                                      (0.06)      (0.12)        --

    Net loss attributable to common shareholders          $ (0.88)    $ (1.16)    $(1.00)

Weighted average common shares outstanding                  2,512       1,947      1,916


The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

                                Series A                        Additional
                             Preferred Stock     Common Stock   Paid-In  Accumulated
                             Shares    Amount   Shares   Amount Capital    Deficit  Total
Balance, December 31, 1993  1,100,918  $5,730  1,899,743  $19  $38,604  $(29,324) $15,029

Employee stock options
   exercised                       --      --      1,250   --       --        --       --
Stock issued to directors          --      --        769   --       11        --       11
Stock issued for property
   and equipment                   --      --     16,675   --      300        --      300
Employee stock options granted     --      --         --   --       32        --       32
Other                              --      --         --   --       66        --       66
Dividends on preferred stock       --      --         --   --     (228)       --     (228)
Accretion of preferred stock       --      --         --   --       --       (30)     (30)
Net loss                           --      --         --   --       --    (1,631)  (1,631)

Balance, December 31, 1994  1,100,918   5,730  1,918,437   19   38,785   (30,985)  13,549

Employee stock options
   exercised                       --      --      1,250   --       --        --       --
Stock issued to directors          --      --      1,539   --       12        --       12
Stock issued for property          --      --     14,000   --      112        --      112
Stock issued for loan fees         --      --     15,000   --      112        --      112
Employee stock options granted     --      --         --   --       89        --       89
Issuance of warrants               --      --         --   --      175        --      175
Dividends on preferred stock       --      --         --   --     (320)       --     (320)
Accretion of preferred stock       --      --         --   --       --       (40)     (40)
Net loss                           --      --         --   --       --    (1,929)  (1,929)

Balance, December 31, 1995  1,100,918   5,730  1,950,226   19   38,965   (32,954)  11,760

Employee stock options
   exercised                       --      --     10,570   --       --        --       --
Stock issued to directors          --      --      2,016   --       12        --       12
Stock issued to consultants        --      --    121,750    2      792        --      794
Employee stock options granted     --      --         --   --      306        --      306
Issuance of common stock in
   public offering                 --      --  2,300,000   23   13,166        --   13,189
Purchase of Series A preferred
   stock                   (1,100,918) (5,730)        --   --    3,743        --   (1,987)
Other                              --      --         --   --       43        --       43
Dividends on preferred stock       --      --         --   --     (320)       --     (320)
Accretion of preferred stock       --      --         --   --       --       (56)     (56)
Net loss                           --      --         --   --       --    (1,837)  (1,837)

Balance, December 31, 1996         --   $  --  4,384,562  $44  $56,707  $(34,847) $21,904


The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                          For the Years Ended December 31,
                                                            1996        1995       1994
Cash flows from operating activities:
    Net loss                                              $ (1,837)   $(1,929)   $(1,631)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Amortization of deferred revenues                      --     (1,420)    (2,366)
         Depreciation, depletion and amortization            2,095      2,340      2,409
         Impairment of oil and gas properties                  264         --         --
         Minority interest in loss of consolidated subsidiary (266)        --         --
         Gain on sale of subsidiary stock                     (329)        --         --
         Stock compensation expense                            327        101         43
         Termination of volumetric production payment           --     (5,586)        --
         Gain on termination of volumetric production payment   --       (355)        --
         Non-cash portion of extraordinary loss                160         90         --
         Write-off of notes receivable-related parties          46         --         --
         Other                                                  --         (8)        --
         Changes in operating assets and liabilities:
           Increase in:
             Accounts receivable                            (1,443)      (328)      (257)
             Inventory and other current assets               (176)       (77)      (100)
           Increase (decrease) in:
             Trade accounts payable and undistributed revenue  890        183      1,549
             Accrued taxes and expenses                         28         28         14
             Drilling advances                                (118)        64        104
Net cash used in operating activities                         (359)    (6,897)      (235)

Cash flows from investing activities:
    Increase in short-term investments                      (2,786)        --         --
    Additions to property and equipment                     (4,109)    (3,820)    (2,079)
    Proceeds from sale of subsidiary stock                     372         --         --
    Increase in notes receivable-related parties                --        (20)        (2)
Net cash used in investing activities                       (6,523)    (3,840)    (2,081)

Cash flows from financing activities:
    Proceeds from long-term debt                            10,570     10,000         --
    Payments of long-term debt                             (17,324)        (3)       (31)
    Payments on net profits interest                            --         --     (2,075)
    Issuance of preferred stock, net of issuance costs          --         --      3,774
    Issuance of preferred stock in subsidiary, net of
       issuance costs                                           --      2,275         --
    Debt issue costs paid                                      (83)      (159)        --
    Issuance of warrants                                        --        125         --
    Net proceeds from sale of common stock in public
       offering                                             13,189         --         --
    Purchase of Series A preferred stock                    (1,987)        --         --
    Net proceeds from sale of subsidiary special warrants    4,339         --         --
    Payment of preferred dividends                            (320)      (320)      (228)
Net cash provided by financing activities                    8,384     11,918      1,440

Net increase (decrease) in cash and cash equivalents         1,502      1,181       (876)

Cash and cash equivalents, beginning of year                 1,269         88        964

Cash and cash equivalents, end of year                     $ 2,771    $ 1,269    $    88

Supplemental cash flow information:
    Cash paid for interest                                 $   837    $   525    $   175

    Non-cash transactions:
       Issuance of common stock in exchange for:
         Property and equipment                            $    --    $   112    $   300
         Loan origination fee                              $    --    $   112    $    --
         Consultants' accounts payable                     $   794    $    --    $    --

       Issuance of warrants for loan origination fee       $    --    $    50    $    --

       Acquisition of equipment under capital lease        $    --    $    63    $    --

       Acquisition of Red Rock Ventures, Inc. for subsidiary
         common stock and notes payable                    $ 2,230    $    --    $    --



The accompanying notes are an integral part of these consolidated financial statements.

          MALLON RESOURCES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization and Nature of Operations:
     Mallon Resources Corporation (the "Company") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"). The Company also has interests in gold and silver exploration through its majority-owned subsidiary, Laguna Gold Company ("Laguna"). The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico. Mining operations, conducted through Laguna in Costa Rica, are in the pre-production stage.

Reverse Stock Split:
     On September 9, 1996, a four-to-one reverse stock split of the Company's issued and outstanding shares of common stock was effected. Common stock, paid-in capital and earnings per share information have been restated to give retroactive effect to the reverse stock split.

Principles of Consolidation:
     The consolidated financial statements include the accounts of Mallon Oil, Laguna, and all of their wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments:
     Cash and cash equivalents include investments that are readily convertible into cash and have an original maturity of three months or less. All short-term investments are held to maturity and are reported at cost. Short-term investments include U.S. Treasury bills and notes with maturities greater than ninety days, but not exceeding one year.

Fair Value of Financial Instruments:
     The Company's on-balance sheet financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1996 and 1995, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount. The Company's off-balance sheet financial instruments consist of derivative instruments which are intended to manage commodity price risk (see Note 12).

Inventories:
     Inventories, which consist of oil and gas lease and well equipment, and mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Oil and Gas Properties:
     Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development are capitalized. All such costs are accumulated in two cost centers, the continental United States and offshore Belize.

     Proceeds on disposal of properties are ordinarily accounted for as adjustments of capitalized costs, with no profit or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Costs capitalized, net of accumulated depreciation, depletion and amortization, cannot exceed the estimated future net revenues, net of the related income tax effects, discounted at 10%, of the Company's proved reserves.

     Depletion is calculated using the units-of-production method based upon the ratio of current period production to estimated proved oil and gas reserves expressed in physical units, with oil and gas converted to a common unit of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas.

     Estimated abandonment costs (including plugging, site restoration, and dismantlement expenditures) are accrued if such costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. At December 31, 1996 and 1995, estimated salvage values equaled or exceeded estimated abandonment costs.

Mineral Properties and Equipment:
     The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When a property is determined to have development potential, further exploration and development costs are capitalized. When commercially profitable ore reserves are developed and operations commence, deferred costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are expensed in the year abandoned or sold and any gain or loss is recognized.

     Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is depreciated at approximately 2% per year.

Other Property and Equipment:
     Other property and equipment is recorded at cost and depreciated over the estimated useful lives (three to seven years) using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

Impairment of Long-Lived Assets:
     In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 prescribes that an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted net cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted net cash flows. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations.

Gas Balancing:
     The Company uses the entitlements method of accounting for recording natural gas sales revenues. Under this method, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

Concentration of Credit Risk:
     As an operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchaser is considered minimal and the Company does not obtain collateral for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights, and the Company considers the risk of loss likewise to be minimal.

     The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but does monitor the credit standing of counterparties.

Deferred Revenues:
     Revenues received in advance of production are classified as deferred revenue. The deferred revenue is amortized as production and delivery occur.

Stock-Based Compensation:
     As required, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see Note 10).

Foreign Currency Translation:
     Management has determined that the U.S. dollar is the functional currency for the Company's Costa Rican operations.
Accordingly, the assets, liabilities and results of operations of the Costa Rican subsidiaries are measured in U.S. dollars.
Transaction gains and losses are not material for any of the periods presented.

Hedging Activities:
     The Company's use of derivative financial instruments is limited to management of commodity price risk. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when the hedged commodity is sold (see Note 12).

Per Share Data:
     Per share data is calculated using the weighted average number of common shares outstanding during each period. Common share equivalents are excluded from the calculation in loss years because they are anti-dilutive.

Use of Estimates and Significant Risks:
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas and mineral reserves, fair value of financial instruments, future cash flows associated with long-lived assets, valuation allowance for deferred tax assets, and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

     The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs are required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered.

Reclassifications:
     Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1996.

Note 2.  OIL AND GAS PROPERTIES

     During 1995, the Company's oil and gas activities were conducted entirely in the United States. In 1996, Mallon Oil acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. As of December 31, 1996, the Company had capitalized costs of approximately $264,000. Subsequent to December 31, 1996, the joint venture drilled a dry hole. Accordingly, the Company reduced the carrying amount of its capitalized costs by $264,000 at December 31, 1996. This amount is reflected as impairment of oil and gas properties in the Company's consolidated statements of operations.

Note 3.  LAGUNA GOLD COMPANY

     Laguna's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica, where it holds exploration and exploitation concessions. The project was initially owned 90% by Laguna and 10% by Red Rock Ventures, Inc. ("Red Rock"). As discussed below, Laguna purchased Red Rock in 1996 and now owns 100% of the project.

     At December 31, 1995, the Company owned all of the issued and outstanding shares of Laguna's common stock. In June 1995, the Company privately placed 25,000 shares of Laguna's Series A Convertible Preferred Stock (the "Laguna Series A Stock") for net proceeds of $2,275,000. After the Laguna Series A Stock placement, the Company's share of Laguna was reduced from 100% to 80%.

     In May 1996, Laguna sold 5,000,000 Special Warrants for $1.00 per Warrant in a private placement for proceeds of $4,339,000, net of offering costs of $661,000. As discussed below, in September 1996, the Special Warrants were registered with the Ontario (Canada) Securities Commission.

     In June 1996, Laguna acquired Red Rock for 2,000,000 shares of Laguna's common stock, valued at $1.00 per share, and Convertible Secured Promissory Notes in the aggregate principal amount of $230,000, for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of Laguna's common stock, at the holder's option.
The initial conversion price, which is subject to anti-dilution adjustments, is $1.10. The note is collateralized by a general security agreement encumbering all of the assets of Laguna. Red Rock's sole asset at the time of the merger was a 10% interest in the Rio Chiquito gold project, in which Laguna held a 90% interest and now holds 100%. After the issue of the 2,000,000 shares of Laguna's common stock to Red Rock, the Company's share of Laguna was reduced from 80% to 72%. The acquisition was accounted for as a purchase.

     In September 1996, Laguna completed the registration of the sale of the Special Warrants with the Ontario (Canada) Securities Commission. The completion of this registration caused the conversion of all of the 25,000 outstanding shares of the Laguna Series A Stock into 3,600,000 shares of common stock. Also in September 1996, the Company sold 400,000 of its shares of Laguna common stock and realized a gain of $329,000. After the conversion of the Special Warrants into Laguna common stock and the sale by the Company of Laguna common stock, the Company owned 14,000,000 of Laguna's 25,000,000 shares of issued and outstanding common stock, or 56%. Laguna's common stock is listed on The Toronto Stock Exchange. Approximately 8,400,000 of the Laguna shares owned by the Company are subject to an escrow agreement with The Toronto Stock Exchange that restricts the ability of the Company to sell such shares for up to three years.

Note 4.  NOTES PAYABLE AND LONG-TERM DEBT

     In February 1995, the Company established a $2,500,000 line of credit pursuant to a loan agreement with three private investors. Borrowings under this line bore interest at 11%. In August 1995, the Company established a $15,000,000 revolving line of credit facility with a commercial bank, which bore interest at the London Interbank Offered Rate (LIBOR) plus 2.5% (8% at December 31, 1995). The proceeds from this facility were used to retire the Company's previous $2,500,000 line of credit and to terminate its volumetric production payment (see Note 6). The Company paid a $125,000 prepayment penalty in order to retire the $2,500,000 line of credit, and such amount, along with the remaining unamortized loan origination fees of the initial line of credit, is included in the $253,000 extraordinary loss on early retirement of debt for the year ended December 31, 1995.
As a part of the fee for the $15,000,000 facility, the Company issued warrants, valued at $2.00 each, to purchase 25,000 shares of the Company's common stock at a price of $10 per share. At December 31, 1995, the total amount outstanding under the facility was $10,000,000.

     In March 1996, the Company established a $35,000,000 credit facility (the "Facility") with Bank One, Texas, N.A. (the
"Bank'). The significant terms of the Facility, as it has been amended, are as follows:

- The Facility establishes two separate lines of credit: a primary revolving line of credit (the "Revolver") and a line of credit to be used for development drilling approved by the Bank
(the "Drilling Line').

- The borrowing base under the Revolver is subject to redetermination every six months, at June 30 and December 31, or at such other times as the Bank may determine.

- The interest rate on amounts drawn under the Revolver is, at the Company's election, either the Bank's base rate plus 0.75%, or LIBOR plus 2.5% (7.875% as of December 31, 1996). Amounts outstanding under the Drilling Line bear interest at the greater of 12.5% or the Bank's base rate plus 4%.

- A monthly reduction in the commitment under the Revolver, subject to borrowing base redeterminations, is required.
However, debt service payments equal to the amount of the monthly reduction are not required unless the balance outstanding under the Facility exceeds the reduced commitment amount.

- Amounts drawn under the Drilling Line are repayable from 100% of the net revenues generated by wells drilled with such funds. If the borrowing base under the Revolver increases, such additional amounts must be borrowed and used to reduce amounts outstanding under the Drilling Line. Once repaid, amounts drawn under the Drilling Line may not be reborrowed.

- The Company paid the Bank a $50,000 fee in connection with the Facility and must pay a fee of 0.375% per annum on the daily average of the unused amount of the borrowing base. If the borrowing base is increased, the Company will pay a fee of 0.50% per annum of the amount of such increase over the previously established borrowing base. A commitment fee of 0.75% per annum was payable on the unused portion of the Drilling Line.

- The Facility is collateralized by substantially all of the Company's oil and gas properties.

- The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Company is restricted with respect to additional debt, payment of cash dividends on common stock, loans or advances to others, certain investments, sale or discount of receivables, hedging transactions, sale of assets and transactions with affiliates.

-   The Facility expires on March 31, 1999.

Initial amounts drawn under the Revolver were used to retire the Company's prior line of credit and related accrued interest. The remaining $160,000 balance of unamortized loan origination fees on the prior line of credit was written off and is reflected as extraordinary loss on early retirement of debt for the year ended December 31, 1996. The initial borrowing base under the Revolver was $10,500,000. At June 30, 1996, the borrowing base was redetermined and reduced to $8,820,000. At the time of this redetermination, the amount outstanding under the Revolver was $10,231,000, or $1,411,000 in excess of the redetermined borrowing base. Under the terms of the Facility, as amended, the Company drew $2,000,000 under the Drilling Line and applied it to reduce amounts outstanding under the Revolver to an amount less than the redetermined borrowing base. The $2,000,000 drawn under the Drilling Line and $5,301,000 under the Revolver were repaid in October 1996 upon the completion of the Company's common stock sale (see Note 9). The outstanding balance under the Facility at December 31, 1996 is $3,269,000. Effective January 1997, the Borrowing Base was increased to $10,000,000 and the reduction in the commitment under the Revolver was established at $140,000 per month, beginning July 31, 1997. The Company is not required to make debt service payments equal to the amount of the monthly reduction in the commitment unless the outstanding balance under the Facility exceeds the reduced commitment amount. At December 31, 1996, the Company was in compliance with the covenants of the Facility.

Note 5.  DRILLING ADVANCES

     In 1988 the Company sold a portion of its working interest in certain gas properties located in the East Blanco Field to a group of investors. In conjunction with the sale, investors prepaid to the Company their share of future drilling and completion costs. The Company has not yet expended all of the prepaid funds, which are included in drilling advances at December 31, 1996 and 1995. The Company plans to recomplete four existing wells and install a gas sweetening plant in 1997, which will reduce the balance of prepaid funds. Most of the advances have been included in non-current liabilities at December 31, 1996 and 1995.

Note 6.  DEFERRED REVENUE

     In connection with its September 1993 acquisition of producing oil and gas properties, the Company sold a volumetric production payment burdening the Company's interest in the acquired properties for net proceeds of $10,000,000. The proceeds received were recorded as deferred revenue. The production payment covered approximately 4,354,000 MMBtu of natural gas at an indicated average price of $1.65 and 215 MBbls barrels of oil at an indicated average price of $13.01 per barrel to be delivered over eight years. The Company was responsible for production costs associated with operating the properties subject to the production payment agreement. In August 1995, the volumetric production payment was terminated and the Company paid a settlement of $5,586,000 to Enron Reserve Acquisition Corp. This settlement resulted in a $355,000 gain to the Company for the year ended December 31, 1995.

Note 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases:
     The Company leases office space, vehicles and software under non-cancelable leases which expire in 2002. Rental expense is recognized on a straight-line basis over the terms of the leases. The total minimum rental commitments at December 31, 1996 are as follows:

                           (In thousands)
     1997                          $130
     1998                           170
     1999                           141
     2000                           141
     2001                           141
     Thereafter                      23

                                   $746

     Rent expense was $125,000, $83,000 and $74,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Contingencies:
     In 1993, the Minerals Management Service commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties contested certain deficiencies. In March 1997, the matter was resolved in the operator's favor.

Note 8.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In April 1994, the Company completed the private placement of 400,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at an adjusted conversion price of $11.31 per share. Mandatory redemption of this stock begins on April 15, 1997, when 20% of the total outstanding shares is redeemable. An additional 20% per year will be redeemed on each April 15 thereafter until all $4,000,000 of the Series B Stock has been redeemed. Proceeds from the placement were $3,774,000, net of stock issue costs of $226,000. In connection with the Series B Stock, dividends of $320,000, $320,000 and $228,000 were paid in 1996, 1995 and 1994, respectively. Accretion of preferred stock issue costs was $56,000, $40,000 and $30,000 in 1996, 1995 and 1994,
respectively.

     Mandatory redemption of the Company's Series B Stock was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company has extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise in effect. On March 25, 1997, a holder of 200,000 shares of Series B Stock accepted the offer to convert. When completed, this conversion will satisfy the Company's obligation to redeem any shares in April.

Note 9.  CAPITAL

Preferred Stock:
     The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.01 per share, to establish the number of shares to be included in each series, and to fix the designation, rights, preferences and limitations of the shares of each series.

     In October 1996, the Company purchased all of the 1,100,918 shares outstanding at December 31, 1995 of the Company's Series A Convertible Preferred Stock from Bank of America National Savings and Trust Association for a purchase price of approximately $1,886,000. In connection with the purchase, the Company also paid fees and expenses of $101,000. The difference between the carrying value of the Series A Stock and the purchase price was credited to additional paid-in capital.

Common Stock:
     The Company has reserved approximately 353,670 shares of common stock for issuance upon possible conversion of the Series
B Stock.

     In October 1996, the Company sold 2,300,000 shares of its common stock in a public offering at $6.50 per share. The Company received proceeds of approximately $13,189,000, net of offering costs of $1,761,000. The net proceeds will be used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties and a portion was used to retire all outstanding shares of its Series A Convertible Preferred Stock (see above). In connection with the public offering, the Company issued to the underwriters a warrant to purchase an aggregate of 184,000 shares of the Company's common stock at $7.80 per share at any time between October 16, 1997 and October 16, 1999.

     As discussed in Note 3, Laguna issued 25,000 shares of Series A Stock in June 1995. Each share of Laguna Series A Stock included detachable warrants to purchase shares of the Company's common stock. At December 31, 1996, the Company had reserved approximately 76,590 shares of common stock, at an adjusted exercise price of $8.16 per share, for issuance upon possible exercise of the warrants. The warrants expire in June 2000.

Note 10.  STOCK COMPENSATION

     At December 31, 1996, the Company had three stock-based compensation plans, including one for Laguna. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under that method, the difference between the exercise price and the estimated market value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period, with a corresponding increase in shareholders' equity. Compensation costs charged against income for all plans were $327,000, $101,000 and $43,000 for 1996, 1995 and 1994, respectively.

     Under the Mallon Resources Corporation 1988 Equity Participation Plan (the "Equity Plan"), 250,000 shares of common stock have been reserved in order to provide for incentive compensation and awards to employees and consultants. The Equity Plan provides that a three-member committee may grant stock options, awards, stock appreciation rights, and other forms of stock-based compensation in accordance with the provisions of the Equity Plan. The options vest over a period of up to four years and expire over a maximum of ten years from the date of grant.

     Under the Laguna Gold Company Equity Participation Plan (the "Laguna Equity Plan"), shares of Laguna common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The number of shares reserved is the lesser of 10% of the number of shares of Laguna common stock outstanding from time to time, or 8,000,000 shares. The Laguna Equity Plan provides that stock options, stock bonuses, stock appreciation rights and other forms of stock-based compensation may be granted in accordance with the provisions of the Plan. The options vest over a period of up to four years, and expire over a maximum of ten years from the date of grant. The options vest in full if controlling interest in Laguna or substantially all of its assets are sold, or if Laguna is merged into another company, or if control of Laguna's Board is obtained by a person or persons not expressly approved by a majority of the members of the Board. To date, no options have been exercised.

     The following table summarizes activity with respect to the outstanding stock options under the Equity Plan and the Laguna
Equity Plan:


                                         Company                Laguna
                                    _________________     __________________
                                             Weighted               Weighted
                                             Average                Average
                                             Exercise               Exercise
                                    Shares     Price      Shares      Price
Outstanding at December 31, 1993    45,155     $0.04           --     $  --
   Granted                          17,250      0.04           --        --
   Exercised                        (1,250)     0.04           --        --
   Forfeited                           (60)     0.04           --        --

Outstanding at December 31, 1994    61,095      0.04           --        --
   Granted                              --        --    1,620,000      0.01
   Exercised                        (1,250)       --           --        --
   Forfeited                            --        --           --        --

Outstanding at December 31, 1995    59,845      0.04    1,620,000      0.01
   Granted                          21,944      0.04      880,000      1.00
   Exercised                       (10,570)     0.04           --        --
   Forfeited                        (1,643)       --           --        --

Outstanding at December 31, 1996    69,576     $0.04    2,500,000     $0.36

Options exerciseable:
   December 31, 1994                29,095     $0.04           --     $  --

   December 31, 1995                30,595     $0.04    1,035,000     $0.01

   December 31, 1996                45,326     $0.04    1,845,000     $0.35



     The weighted average remaining contractual life of the options outstanding under the Equity Plan and the Laguna Equity
Plan at December 31, 1996 is approximately 7 years and 8.5 years, respectively.

     Included in the amounts above are 19,500 options exercisable at $.04 per share and expiring in 10 years, granted under the Equity Plan in June 1990, that do not vest until the market price of the Company's common stock exceeds certain prices ranging from $32.00 to $48.00, for more than 120 consecutive days. When the stock reaches the required price levels for vesting, the Company will accrue compensation expense based on the difference between the market price of the stock at that date and the exercise price. No compensation expense was recorded for these options during the years ended December 31, 1996, 1995 and 1994.

     In 1992, the Company granted to a consultant options to purchase 12,500 of the Company's common shares at $26 per share, exercisable from November 1993 through October 1997. In 1994, the Company granted this individual an additional 6,250 options to purchase the Company's shares at $16 per share, exercisable from January 1995 to December 1998. All of the 18,750 options granted are outstanding at December 31, 1996. These options are not part of the Equity Plan.

     The Stock Compensation Plan for Outside Directors provides that the Company's outside directors will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company expensed $12,000, $12,000 and $11,000 for the years 1996, 1995 and 1994, respectively, in relation to the Stock Compensation Plan.

     Had compensation expense for the Company's 1996 and 1995 grants of stock-based compensation been determined consistent with the fair value based method under SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, and the net loss per share attributable to common shareholders would approximate the pro forma amounts below:

                                1996                 1995
                            As                   As
                         Reported  Pro Forma  Reported  Pro Forma
                         (In thousands, except per share amounts)
    Net loss             $(1,837)  $(1,869)   $(1,929)   $(1,840)
    Net loss attributable to
      common shareholders (2,213)   (2,245)    (2,289)    (2,200)
    Net loss per share
      attributable to
      common shareholders  (0.88)    (0.89)     (1.16)     (1.13)

     The fair value of each option is estimated as of the grant date, using the Black-Scholes option-pricing model, with the following assumptions:

                                    1996              1995
                               Company  Laguna   Company  Laguna
    Risk-free interest rate      5.8%     6.5%     N/A     7.6%
    Expected life (in years)       4        4      N/A       4
    Expected volatility         61.0%    76.0%     N/A     0.0%
    Expected dividends           0.0%     0.0%     N/A     0.0%
    Weighted average fair value
       of options granted      $1.66    $0.52      N/A   $0.11

Note 11.  BENEFIT PLANS

     Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). The Company and its affiliates match contributions to the 401(k) Plan in an amount up to 25% of each employee's monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, at the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1996, 1995 and 1994, the Company made matching contributions of $16,000, $13,000 and $8,000, respectively. No discretionary contributions were made during any of the three years ended December 31, 1996.

     The Company maintains a program which provides bonus compensation to employees from lease revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1996, 1995 and 1994, a total of $74,000, $69,000 and $59,000, respectively, was distributed to employees.

Note 12.  HEDGING ACTIVITIES

     The Company is exposed to off-balance-sheet risks associated with energy swap agreements at December 31, 1996 arising from movements in the prices of oil and natural gas and from the unlikely event of non-performance by the counterparty to the swap agreements.

     In order to hedge against the effects of declines in oil and natural gas prices, the Company enters into energy swap agreements with third parties and accounts for the agreements as hedges based on analogy to the criteria set forth in SFAS No. 80, "Accounting for Futures Contracts". In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and a price based on an agreed-upon third party index if the index price is lower. If the index price is higher, the Company pays the difference. The Company's current swaps are settled on a monthly basis.

     The following table indicates the Company's outstanding energy swaps at December 31, 1996:

                                                     Market Price
Product  Production         Fixed Price    Duration    Reference

Oil      9,000 Bbls/month   $23.36-$19.99  1/97-12/97 NYMEX WTI
Gas      60,000 MMBtu/month $ 2.54-$ 1.62  1/97-12/97 El Paso
                                                      Natural Gas
                                                      (Permian)
Gas      30,000 MMBtu/month $ 2.42-$ 1.50  1/97-12/97 El Paso
                                                      Natural Gas
                                                      (San Juan)

     For the years ended December 31, 1996, 1995 and 1994, the Company's gains (losses) under its swap agreements were ($490,000), $34,000 and $43,000, respectively, and are included in oil and gas sales in the Company's consolidated statements of operations. At December 31, 1996, the estimated net amount the Company would have had to pay to terminate the agreements was approximately $299,000.

Note 13.  MAJOR CUSTOMERS

     Sales to customers in excess of 10% of total revenues for the years ended December 31, 1996, 1995 and 1994 were:

                                1996         1995         1994
                                         (In thousands)
     Customer A                 $   --      $2,213       $2,579
     Customer B                     --          --          298
     Customer C                     --       1,319          573
     Customer D                  1,750          --           --
     Customer E                  1,513          --           --

Note 14.  INCOME TAXES

     The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1996, 1995 or 1994.

Deferred tax assets (liabilities) are comprised of the following as of December 31, 1996 and 1995:

                                                 1996      1995
                                                  (In thousands)
Deferred Tax Assets (Liabilities):
    Net operating loss carryforward            $ 6,019   $ 4,996
    Other                                          308       170
         Total deferred tax assets               6,327     5,166
    Mining properties basis differences         (1,686)   (1,784)
    Oil, gas and other properties basis
        differences                             (1,285)   (1,600)
         Total deferred tax liabilities         (2,971)   (3,384)
    Net deferred tax assets                      3,356     1,782
    Less valuation allowance                    (3,356)   (1,782)

         Net deferred tax assets (liabilities) $    --   $    --

     At December 31, 1996, for U.S. Federal income tax purposes, the Company had a net operating loss ("NOL") carryforward of approximately $16,100,000, which expires in varying amounts between 2005 and 2011. This NOL carryforward is in addition to net operating losses arising from the operations of Laguna prior to 1989 which can be utilized only to the extent of Laguna's future taxable income.

Note 15.  SEGMENT INFORMATION

     The Company operates in two business segments: oil and gas exploration and production primarily in the United States, and gold and silver mining primarily in Costa Rica. Information regarding total assets by business segment and geographic location for the Company as of December 31, 1996, 1995, and 1994 is as follows:

                                      1996      1995      1994
                                         (In thousands)
    Total assets:
       Oil and gas                   $29,044   $24,791   $23,746
       Mining                         12,356     6,844     4,480

                                     $41,400   $31,635   $28,226

    United States                    $31,824   $25,867   $23,777
       Costa Rica and other            9,576     5,768     4,449

                                     $41,400   $31,635   $28,226

     The following tables summarize the Company's revenues, operating loss, depreciation, depletion and amortization and capital expenditures by business segment for the years ended
December 31, 1996, 1995, and 1995:

                                      1996      1995      1994
                                         (In thousands)
Revenues:
    Oil and gas                      $ 6,390   $ 5,428   $ 4,909
    Mining                               130        --        --

                                     $ 6,520   $ 5,428   $ 4,909

Operating loss:
    Oil and gas                      $  (304)  $(1,176)  $(1,427)
    Mining                            (1,130)     (500)     (204)

                                     $(1,434)  $(1,676)  $(1,631)

Depreciation, depletion and amortization:
    Oil and gas                      $ 2,016   $ 2,288   $ 2,373
    Mining                                79        52        36

                                     $ 2,095   $ 2,340   $ 2,409

Capital expenditures:
    Oil and gas                      $ 2,473   $ 2,736   $ 2,242
    Mining                             3,866     1,259       137

                                     $ 6,339   $ 3,995   $ 2,379

     The following tables summarize the Company's revenues and net loss by geographic area for the years ended December 31, 1996, 1995 and 1994:

                                      1996      1995      1994
                                         (In thousands)
Revenues:
    United States                    $ 6,520   $ 5,428   $ 4,909
    Costa Rica and other                  --        --        --

                                     $ 6,520   $ 5,428   $ 4,909
Net loss:
    United States                    $  (702)  $(1,800)  $(1,427)
    Costa Rica and other              (1,135)     (129)     (204)

                                     $(1,837)  $(1,929)  $(1,631)

Note 16.  RELATED PARTY TRANSACTIONS

     The accounts receivable from related parties consists primarily of joint interest billings to directors, officers, shareholders, employees and affiliated entities for drilling and operating costs incurred on oil and gas properties in which these related parties participate with Mallon Oil and Mallon Oil partnerships as working interest owners. These amounts will generally be settled in the ordinary course of business, without interest.

     Notes receivable of $63,000 at December 31, 1995 consist of loans to employees, which bear interest at prime plus 2%. Notes receivable and accrued interest of $46,000 were written off in 1996.

     Certain oil and gas properties located in Alabama, in which the Company has working interests, are operated by a company owned by an individual who also owns, beneficially, less than 3% of the Company's outstanding common stock at December 31, 1996, but in excess of 5% of such stock at December 31, 1995. As of December 31, 1996 and 1995, the Company had a payable to the related company of $35,000 and $25,000, respectively, which is included in other long-term accrued expenses and accounts payable
at December 31, 1996 and 1995, respectively.   In addition, at
December 31, 1996, the Company has a receivable of $135,000 from this company, which is recorded in other long-term assets in the consolidated balance sheet.

     Red Rock was owned, in part, by an estate that owned, beneficially, less than 5% of the Company's outstanding common stock at December 31, 1996 but in excess of 5% of such stock at December 31, 1995. The Company had payables to the shareholder of $-0- and $100,000 as of December 31, 1996 and 1995,
respectively, which are included in accounts payable in the consolidated balance sheet. See Note 3 regarding the acquisition of Red Rock by Laguna.

     During the years ended December 31, 1996 and 1995, the Company paid legal fees of $2,000 and $31,000, respectively, to a law firm of which a director of the Company is a senior partner. Additionally, in 1994, consulting fees valued at $300,000 were paid to a member of the same firm in the form of 16,675 shares of the Company's common stock. In January 1995, an additional 14,000 shares valued at $112,000 were issued for services to the same individual. Also in 1995, fees of $32,000 were paid to this individual.

     In February 1995, the Company entered into a Loan Agreement establishing a $2,500,000 line of credit facility pursuant to which it could borrow funds from three entities, two of which are affiliates of an individual who owns, beneficially, in excess of 5% of the Company's outstanding common stock. This line of credit was retired in August 1995.

     The Company had a consulting agreement with an investment banking firm in which a director is a partner for investment banking services of $240,000 in 1995, of which $90,000 was payable at December 31, 1995 and paid in 1996. In addition, in 1996, the Company paid the firm a commission and other expenses of $101,000 in connection with the Company's purchase of its Series A Preferred Stock.

Note 17.  SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

     Certain historical costs and operating information relating to the Company's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                    1996       1995       1994
                                       (In thousands)
Capitalized Costs Relating to Oil and Gas Activities:
    Oil and gas properties         $ 46,175   $ 43,751  $ 41,127
    Accumulated depreciation, depletion
       and amortization             (23,361)   (21,173)  (19,011)
                                     22,814     22,578    22,116
    Deferred revenues attributable to the
       volumetric production payment     --         --    (7,452)

                                    $22,814   $ 22,578  $ 14,664

Costs Incurred in Oil and Gas Producing Activities:
    Property acquisition costs      $    60   $    131   $   648
    Termination of volumetric
        production payment               --      5,586        --
    Exploration costs                   264(1)     180        --
    Development costs                 2,138      2,379     1,736
    Full cost pool credits              (38)       (66)     (142)

                                    $ 2,424    $ 8,210   $ 2,242

Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales               $ 5,854    $ 3,380   $ 2,263
    Deferred revenue amortization        --      1,420     2,366
    Lease operating expense          (2,249)    (1,868)   (2,024)
    Depletion                        (1,924)    (2,162)   (2,330)
    Impairment of oil and gas
       properties                      (264)(1)     --        --
    Results of operations from oil and
       gas producing activities     $ 1,417    $   770   $   275

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):
     Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by an independent consulting petroleum engineering firm for the years ended December 31, 1996, 1995 and 1994. All of the Company's reserves are located in the continental United States.

                                               Oil        Gas
                                              (MBbls)    (MMcf)
Proved Reserves
    Reserves, December 31, 1993                   859    22,336

       Extensions, discoveries and additions      664       448
       Production                                 (98)     (687)
       Revisions                                  119    (5,803)

    Reserves, December 31, 1994                 1,544    16,294

       Acquisition of reserves in place           136     2,246
       Extensions, discoveries and additions      163     1,129
       Production                                (147)     (546)
       Revisions                                  117       798

    Reserves, December 31, 1995                 1,813    19,921

       Extensions, discoveries and additions       75       667
       Production                                (174)   (1,286)
       Revisions                                   (7)    4,983

    Reserves, December 31, 1996                 1,707    24,285

    Pro forma reserves at December 31, 1996 (2) 1,707    28,388

     Proved Developed Reserves
          December 31, 1994                       811    11,733
          December 31, 1995                     1,238    14,702
          December 31, 1996                     1,225    18,403
          Pro forma at December 31, 1996 (2)    1,225    20,521

Standardized Measure of Discounted Future Net Cash Flows and
Changes Therein Relating to Proved Oil and Gas Reserves
(unaudited):

     The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves, based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69, for the years ended December 31, 1996, 1995 and 1994:

                                      1996      1995      1994
                                         (In thousands)
Future cash in-flows                 $129,963  $ 66,178  $ 50,964
    Future production and development
       costs                          (46,374)  (30,522)  (28,435)
    Future income taxes                18,150)       --        --
    Future net cash flows              65,439    35,656    22,529
    Discount at 10%                   (29,428)  (14,618)   (8,771)

    Standardized measure of discounted future
      net cash flows, end of year    $ 36,011  $ 21,038   $13,758

    Pro forma standardized measure of
      discounted future net cash
      flows, end of year (2)         $ 38,320

     Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences, operating loss carryforwards and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest. The Company's oil and gas hedging agreements at December 31, 1996, described in Note 12, do not have a material effect on the determination of future oil and gas sales. In 1995 and 1994, the tax basis of the oil and gas properties plus the NOL carryforward exceeded future net revenues. Consequently, no income taxes were provided for in those years.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994:

                                      1996      1995      1994
                                         (In thousands)
Standardized measure, beginning of
   year                              $21,038   $13,758   $18,188
     Net revisions to previous
       quantity estimates and other    3,266    (1,852)   (4,523)
     Extensions, discoveries, additions,
       and changes in timing of production,
       net of related costs            2,204     1,631     3,959
     Purchase of reserves in place        --     5,701        --
     Net change in future development
        costs                            580      (127)   (1,065)
     Sales of oil and gas produced, net
        of production costs           (3,605)   (1,512)     (239)
     Net change in prices and
        production costs              20,487     2,063    (5,341)
     Accretion of discount             2,029     1,376     1,819
     Net change in income taxes       (9,988)       --       960

     Standardized measure, end of
        year                        $ 36,011   $21,038   $13,758

    Pro forma standardized measure,
       end of year (2)              $ 38,320

(1)   Offshore Belize - all other items relate to U.S.
operations.

(2) In December 1996, the Company entered into a purchase and sale agreement to acquire certain oil and gas properties for cash consideration of $1,300,000 (see Note 18). The Company assumed operations of those properties on December 31, 1996 and the ownership changed on January 1, 1997. Pro forma proved reserves include 4,103 Mmcf and pro forma proved developed reserves include 2,118 Mmcf, and pro forma standardized measure includes $2,309,000 as if the ownership had changed on December 31, 1996.

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

Note 18.  SUBSEQUENT EVENT

     In January 1997, the Company acquired certain oil and gas properties for a total consideration of $1,300,000 and conveyance of its interest in certain other oil and gas properties. The cash consideration will be paid as follows: $500,000 at closing in January 1997 and $400,000 each at January 1, 1998 and
January 1, 1999.