Form 10-Q
period 1997-03-31
MALLON RESOURCES CORP
filed 1997-05-15
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

               YES [X]                    NO [  ]

As of May 12, 1997, 4,693,864 shares of the registrant's common stock, par value $0.01 per share, were outstanding.


PART I -  FINANCIAL INFORMATION

Item 1 -- Financial Statements

MALLON RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
 (In thousands)

ASSETS
______


                                                                  March 31,     December 31,
                                                                    1997           1996
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                     $  1,607        $  2,771
    Short-term investments                                           2,153           2,786
    Accounts receivable:
       Oil and gas sales                                             1,162           1,879
       Joint interest participants, net of allowance
          of $8 and $8, respectively                                 1,119             827
       Related parties                                                  51              20
       Other                                                            66              45
    Inventories                                                        454             251
    Other                                                               87             104
          Total current assets                                       6,699           8,683

Property and equipment:
    Oil and gas properties, full cost method                        50,481          46,175
    Mining properties and equipment                                 10,547          10,114
    Other equipment                                                    692             559
                                                                    61,720          56,848
    Less accumulated depreciation, depletion and amortization      (25,058)        (24,406)
                                                                    36,662          32,442

Notes receivable-related parties                                        17              17

Other, net                                                             246             258

Total Assets                                                      $ 43,624        $ 41,400
                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________

Current liabilities:
    Trade accounts payable                                        $  3,336        $  1,614
    Undistributed revenue                                            1,824           1,502
    Drilling advances                                                   66             100
    Accrued taxes and expenses                                          55              77
    Current portion of capital lease obligation                         25              25
    Current portion of installment obligation, less unamortized
       discount of $17 and $-0-, respectively                          383              --
          Total current liabilities                                  5,689           3,318

Long-term bank debt                                                  3,269           3,269
Installment obligation, less unamortized discount of $39 and
     $-0-, respectively                                                361              --
Notes payable                                                          230             230
Capital lease obligation, net of current portion                         6              12
Drilling advances                                                      368             368
Accrued expenses                                                        42              41
          Total non-current liabilities                              4,276           3,920

Total liabilities                                                    9,965           7,238

Commitments and contingencies                                           --              --

Minority interest                                                    8,195           8,358

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 400,000 shares issued and outstanding, respectively, liquidation
    preference and mandatory redemption of $4,000,000                3,915           3,900

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000 shares
       authorized; 4,388,117 and 4,384,562 shares issued
       and outstanding, respectively                                    44              44
    Additional paid-in capital                                      56,597          56,707
    Accumulated deficit                                            (35,092)        (34,847)
          Total shareholders' equity                                21,549          21,904

Total Liabilities and Shareholders' Equity                        $ 43,624        $ 41,400
                                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                       1997       __1996
                                                                    (Unaudited)
Revenues:
    Oil and gas sales                                                 $ 1,972     $ 1,357
    Interest and other                                                     59          12
                                                                        2,031       1,369

Costs and expenses:
    Oil and gas production                                                697         422
    Mining project expenses                                               327          95
    Depreciation, depletion and amortization                              580         578
    Impairment of oil and gas properties                                   79          --
    General and administrative                                            638         467
    Interest and other                                                     91         212
                                                                        2,412       1,774

Minority interest in loss of consolidated subsidiary                      151          --

Loss before extraordinary item                                           (230)       (405)

Extraordinary loss on early retirement of debt                             --        (160)

Net loss                                                                 (230)       (565)

Dividends on preferred stock and accretion                                (95)        (90)

Net loss attributable to common shareholders                          $  (325)    $  (655)
                                                                      =======     =======

Per share:
    Loss attributable to shareholders before extraordinary item       $ (0.07)    $ (0.26)

    Extraordinary loss                                                     --       (0.08)

    Net loss attributable to common shareholders                      $ (0.07)    $ (0.34)
                                                                      =======     =======

Weighted average common shares outstanding                              4,386       1,955

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

                                                                    For the Three Months
                                                                        Ended March 31,
                                                                       1997       __1996
                                                                    (Unaudited)
Cash flows from operating activities:
    Net loss                                                          $  (230)    $  (565)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation, depletion and amortization                           580         578
       Impairment of oil and gas properties                                79          --
       Amortization of discount on notes payable                           11          --
       Minority interest in loss of consolidated subsidiary              (151)         --
       Stock compensation expense                                          13          64
       Non-cash portion of extraordinary loss                              --         160
       Other                                                               --         (13)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                           373         115
            Inventory and other assets                                   (181)         11
         Increase (decrease) in:
            Trade accounts payable and undistributed revenue            2,045        (435)
            Accrued taxes and expenses                                    (22)        156
            Drilling advances                                             (34)        (58)
Net cash provided by operating activities                               2,483          13

Cash flows from investing activities:
    Decrease in short-term investments                                    633          --
    Additions to property and equipment                                (4,139)       (661)
    Purchase of subsidiary stock                                          (55)         --
Net cash used in investing activities                                  (3,561)       (661)

Cash flows from financing activities:
    Proceeds from long-term debt                                           --         231
    Payments of long-term debt                                             (6)        (10)
    Debt issue costs paid                                                  --         (50)
    Payment of preferred dividends                                        (80)        (80)
Net cash provided by (used in) financing activities                       (86)         91

Net decrease in cash and cash equivalents                              (1,164)       (557)

Cash and cash equivalents, beginning of period                          2,771       1,269

Cash and cash equivalents, end of period                              $ 1,607     $   712
                                                                      =======     =======

Supplemental cash flow information:
    Cash paid for interest                                            $   113     $   150

    Non-cash transactions:
       Issuance of common stock in exchange for consultants'
          accounts payable                                            $    --     $   345

       Installment obligation (less unamortized discount) in
          exchange for property and equipment                         $   733     $    --




The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
___________


Note 1.  GENERAL

    The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"). The Company also has interests in gold and silver exploration through its majority-owned subsidiary, Laguna Gold Company ("Laguna"). At March 31, 1997, the Company owned approximately 56% of Laguna. The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico. Mining operations, conducted through Laguna in Costa Rica, are in the pre-production stage. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Reclassifications from operating service revenue to oil and gas production and general and administrative expense were made to the March 31, 1996 statement of operations to conform to the March 31, 1997 presentation.

Note 2. LONG-TERM BANK DEBT

     Effective January 1997, the borrowing base under the Company's revolving credit facility was increased to $10,000,000. Beginning July 31, 1997, the borrowing base will decrease by $140,000 per month. The Company is not required to make debt service payments unless the outstanding balance under the facility exceeds the borrowing base, as adjusted. At March 31, 1997, the amount outstanding under the facility was $3,269,000, leaving the amount available under the facility at $6,731,000.

Note 3.  OIL AND GAS PROPERTIES

     In January 1997, the Company acquired certain oil and gas properties for consideration of $1,300,000 in cash and conveyance of its interest in certain other oil and gas properties. Cash consideration of $500,000 was paid at closing in January 1997 and installment obligations of $400,000 will be paid on each of January 1, 1998 and January 1, 1999. The installment obligations include an imputed interest rate of 6%. There was no gain or loss relative to the conveyance of the interest in the oil and gas properties.

Note 4.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Mandatory redemption of the Company's Series B Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock.
In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000.

Note 5.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the quarters ended March 31, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statement of operations.

Note 6.  SUBSEQUENT EVENTS

     In April 1997, the Company's Board of Directors declared a dividend on its shares of Common Stock (the "Common Shares") of preferred share purchase rights (the "Rights") as part of a Shareholder Rights Plan (the "Plan"). The Plan is designed to insure that all shareholders of the Company receive fair value for their Common Shares in the event of a proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. At the present time, the Company knows of no proposed or threatened takeover, tender offer or other effort to gain control of the Company.
Under the terms of the Plan, the Rights will be distributed as a dividend at the rate of one Right for each Common Share held. Shareholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each Common Share. All Rights expire on April 22, 2001.

     Each Right will entitle the holder to buy shares of Common Stock at an exercise price of $40.00. The Rights will be exercisable and will trade separately from the Common Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Shares or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Shares. Only when one or more of these events occur will shareholders receive certificates for the Rights.

     If any person actually acquires 20% or more of Common Shares -- other than through a tender or exchange offer for all Common Shares that provides a fair price and other terms for such shares -- or if a 20%-or-more shareholder engages in certain "self-dealing" transactions or engages in a merger or other business combination in which the Company survives and its Common Shares remain outstanding, the other shareholders will be able to exercise the Rights and buy Common Shares of the Company having twice the value of the exercise price of the Rights. In other words, payment of the $40.00 per Right exercise price will entitle the holder to acquire $80.00 worth of Common shares.
Additionally, if the Company is involved in certain other mergers where its shares are exchanged, or certain major sales of assets occur, shareholders will be able to purchase the other party's common shares in an amount equal to twice the value of the exercise price of the Rights.

     The Company will be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public announcement that a person has acquired a 20% ownership position in Common Shares of the Company. The Company in its discretion may extend the period during which it can redeem the Rights.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at March 31, 1997 and December 31, 1996, and results of operations and cash flows for the three months ended March 31, 1997 and 1996. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion. Except as noted, the financial information discussed below is consolidated information, which includes the accounts of Laguna Gold Company ("Laguna").

Overview

Historically, the Company has engaged in two separate and distinct facets of the natural resources business. Through Mallon Oil Company, the Company has pursued its core oil and gas business. Through Laguna, the Company has engaged in mining activities. By early 1996, the Company concluded that the level of capital and management resources required to fully develop each of these businesses made it inadvisable for the Company to continue to pursue both. Accordingly, the Company separated the businesses by establishing the financial independence of Laguna and having the Company focus its efforts on the oil and gas business. Laguna's 1996 Canadian financing, and listing on The Toronto Stock Exchange, were the key steps toward the accomplishment of that goal and should permit Laguna to operate independently without further reliance on the Company for financial support. The Company does not have any obligation or intention to finance Laguna's future operations.

In light of the recent implementation of this fundamental change in the manner in which the Company will henceforth pursue its business, the Company's past financial performance is not necessarily indicative of its future operations.

Liquidity and Capital Resources

Until its October 1996 equity offering, the Company had, since inception, been significantly constrained by a continued shortage of capital. The October 1996 financing remedied that problem, at least for the foreseeable future. For the first time in the Company's history, the Company has funds available to develop and exploit the Company's substantial inventory of oil and gas properties. Management is of the view that the Company's chronic liquidity problem can now be solved, on a long term basis, by the Company's development of its oil and gas properties. Management believes that such operations will increase cash flow and improve liquidity, and thereby allow the Company to avoid future working capital short-falls. The Company had working capital surpluses of $1,010,000 and $5,365,000 at March 31, 1997 and December 31, 1996,
respectively.

The Company has a revolving credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The borrowing base under the revolver is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties and expires March 31, 1999. At May 9, 1997, the borrowing base under the facility was $10,000,000, and the principal amount outstanding was $4,669,000, leaving the amount remaining available under the Facility at $5,331,000. The Company is currently in compliance with the covenants of the Facility.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000.

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

To implement its planned drilling and development programs, the Company expended $3,073,000 during first quarter 1997. The Company completed 5 of the 6 development wells it drilled. The one well not completed was abandoned due to mechanical problems encountered while running casing. The Company expects to re-drill this well. The Company recompleted 5 wells during first quarter 1997, all of which are on production in the second quarter. In addition, the Company spudded three development wells in first quarter 1997 that are presently being completed. Currently, the Company is drilling two additional wells and is conducting work on three recompletions.

During the first quarter 1997, the Company participated in one exploratory well in Belize, which was abandoned as a dry hole.

The Company currently plans to drill approximately 25 wells and recomplete 19 wells during the remainder of 1997, and has a capital expenditure budget of approximately $11 million for the year.

Production for first quarter 1997 averaged 1,172 BOE per day, up from the year 1996 average of 1,060 BOE per day. Currently, daily production is in excess of 1,500 BOE per day.

With the net proceeds of the equity offering, the Company's working capital and credit facility and the operating cash flows that are expected to be generated by the application of such funds to the Company's drilling program, management anticipates that the Company will have sufficient capital to fund the continued development of its current properties and to meet the Company's liquidity requirements for the next twelve months.

Results of Operations



                                                           Three Months Ended March 31,
                                                          1997                     1996
                                                       (In thousands, except per unit data)
Results of Operations, Consolidated:
    Revenues                                            $  2,031                 $  1,369
    Costs and expenses                                     2,412                    1,774
    Net loss                                                (230)                    (565)
    Net loss attributable to common shareholders            (325)                    (655)
    Net loss per share attributable to common shares       (0.07)                   (0.34)
    EBITDA (1)                                               520                      385
    Capital expenditures (3)                               4,872                      661

Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                                      1,972                    1,357
    Production tax and marketing expense                     263                      156
    Lease operating expense                                  434                      266
    Depletion                                                530                      538
    Impairment of oil and gas properties                      79                       --

Net Production:
    Oil (MBbl)                                                37                       45
    Natural gas (MMcf)                                       411                      322
    BOE                                                      106                       99

Average Sales Price Realized:
    Oil (per Bbl)                                        $ 22.59                  $ 17.04
    Natural gas (per Mcf)                                   2.76                     1.83
    Per BOE                                                18.60                    13.71

Average production tax and marketing expense (per BOE):     2.48                     1.58

Average lease operating expense (per BOE):                  4.09                     2.69

Average depletion (per BOE):                                5.00                     5.43

Results of Operations, Excluding Laguna (2):
    Revenues                                             $ 1,997                  $ 1,358
    Costs and expenses                                     2,060                    1,667
    Net loss                                                 (63)                    (469)
    Net loss attributable to common shareholders            (158)                    (559)
    Net loss per share attributable to common shares       (0.04)                   (0.29)
    EBITDA (1)                                               662                      469
    Capital expenditures (3)                               4,377                      224
        _________________
1)

1) EBITDA is income before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

2) Reflects oil and gas operations.

3) Includes expenditures for drilling, acquisitions, and furniture and equipment.

Three Months Ended March 31, 1997 Compared to March 31, 1996

Revenues. Total revenues for the three months ended March 31, 1997 increased 48% to $2,031,000 from $1,369,000 in 1996. Oil and gas sales in the 1997 quarter increased 45% to $1,972,000 from $1,357,000 in the 1996 quarter primarily due to higher oil and gas prices. Average oil prices per barrel for the three months ended March 31, 1997 increased 33% to $22.59, from $17.04 for the three months ended March 31, 1996. Average gas prices per Mcf for the three months ended March 31, 1997 increased 51% to $2.76 from $1.83 for the fiscal 1996 quarter. In addition, oil production for the three months ended March 31, 1997 decreased 18% to 37,000 barrels from 45,000 barrels in the same period a year ago and gas production for the 1997 quarter increased 28% to 411,000 Mcf from 322,000 Mcf in the 1996 quarter. The oil production decreases are due to normal declines and the shutting-in of deeper zones to allow recompletions in shallower zones. Oil production was also constrained by a delay in planned oil drilling while additional land acquisitions were made. The gas production increases are due to the Company's successful drilling program in 1997. Excluding Laguna, total revenues for the three months ended March 31, 1997 increased 47% to $1,997,000 from $1,358,000 in the 1996 quarter, primarily due to higher oil and gas prices. There were no sales of gold and silver in 1997 or 1996, and no sales are expected in the immediate future.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 65% to $697,000 from $422,000 in 1996. The increase was primarily due to non-recurring repair and maintenance costs totaling approximately $137,000, or $1.29 per BOE, during the 1997 quarter, compared to non-recurring repair and maintenance costs totaling approximately $44,000, or $.44 per BOE, during the fiscal 1996 quarter. Production tax and marketing expense per BOE increased 57% to $2.48 from $1.58 due to higher oil and gas prices in the fiscal 1997 quarter.

Mining Project Expenses. Mining project expenses for the three months ended March 31, 1997 increased 244% to $327,000 from $95,000 for the three months ended March 31, 1996 due to Laguna's drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased slightly to $580,000 from $578,000.
Depletion per BOE decreased 8% to $5.00 from $5.43, primarily due to an increase in oil and gas reserves.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $79,000 during the fiscal 1997 quarter compared to $-0- for the fiscal 1996 quarter. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during the 1997 quarter. Accordingly, the Company reduced the carrying amount of its capitalized costs. During the fiscal 1996 quarter, the Company's oil and gas activities were conducted entirely in the United States.

General and Administrative Expenses. Total general and administrative expenses for the three months ended March 31, 1997 increased 37% to $638,000 from $467,000 in the 1996 quarter due to the hiring of additional personnel because of expanded operations and less sharing of expenses with Laguna now that Laguna is operating independently. Laguna's general and administrative expenses are included in mining project expenses on the consolidated statements of operations.

Interest and Other Expenses. Interest and other expenses for the three months ended March 31, 1997 decreased 57% to $91,000 from $212,000 for the three months ended March 31, 1996. The decrease was primarily due to higher outstanding borrowings under the Company's credit facility in the 1996 quarter.

Minority Interest. Minority interest in loss of consolidated subsidiary of $151,000 represents the minority interest share in the Laguna loss.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1997 and 1996, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three months ended March 31, 1997 and 1996.

Extraordinary Loss. The Company incurred an extraordinary loss of $160,000 during the three months ended March 31, 1996, as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the three months ended March 31, 1997 decreased 59% to $230,000 from $565,000 for the three months ended March 31, 1996 as a result of the factors discussed above. The Company paid the 8% dividend of $80,000 on its $4,000,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the quarters ended
March 31, 1997 and 1996, and realized accretion of $15,000 and $10,000, respectively. Preferred dividend payments in the future will be reduced as a result of the conversion into common stock and redemption in April 1997 of Series B Preferred Stock, as discussed in Note 4 of the Consolidated Financial Statements. Net loss attributable to common shareholders for the quarter ended March 31, 1997 decreased 50% to $325,000 from $655,000 for the quarter ended March 31, 1996. Excluding Laguna, net loss attributable to common shareholders for the quarter ended
March 31, 1997 decreased 72% to $158,000 from $559,000 due
primarily to the factors discussed above.

Miscellaneous

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the quarters ended March 31, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statement of operations.

The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986, as amended, applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to produce sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices.

Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas and the mining businesses (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas and minerals, uncertainties related to the estimation of reserves of oil and gas and minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and other factors, many of which are necessarily beyond the Company's control.


PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

During first quarter 1997, the Company filed four Periodic Reports on Form 8-K dated: January 15, 1997, February 27, 1997, March 18, 1997, and May 6, 1997. Each Report related to an "Item 5. Other Events" matter. On April 22, 1997, two separate Forms 8-K were filed, each due to an "Item 5. Other Events" matter with related "Item 7. Exhibits" attached thereto.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MALLON RESOURCES CORPORATION
                            Registrant



Date:  May 15, 1997         By: _/s/ Roy K. Ross
                                Roy K. Ross
                                Executive Vice President


Date:  May 15, 1997         By: _/s/ Alfonso R. Lopez
                                Alfonso R. Lopez
                                Vice President, Finance/Treasurer