Form 10-Q
period 1997-06-30
MALLON RESOURCES CORP
filed 1997-08-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                     Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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

          YES [X]                         NO [  ]

As of August 11, 1997, 4,695,264 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                            MALLON RESOURCES CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                              June 30,    December 31,
                                                1997          1996
                                             (Unaudited)

                                    ASSETS
Current assets:
    Cash and cash equivalents                 $    211    $  2,771
    Short-term investments                       1,256       2,786
    Accounts receivable:
        Oil and gas sales                        1,129       1,879
        Joint interest participants, net of
          allowance of $8 and $8, respectively   1,603         827
        Related parties                             46          20
        Other                                       34          45
    Inventories                                    281         251
    Other                                           81         104
            Total current assets                 4,641       8,683

Property and equipment:
    Oil and gas properties, full cost method    53,093      46,175
    Mining properties and equipment             11,012      10,114
    Other equipment                                698         559
                                                64,803      56,848
    Less accumulated depreciation, depletion
       and amortization                        (25,567)    (24,406)
                                                39,236      32,442

Notes receivable-related parties                    17          17

Other, net                                         325         258

Total Assets                                  $ 44,219    $ 41,400
                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                    $  2,905    $  1,614
    Undistributed revenue                          268       1,502
    Drilling advances                              166         100
    Accrued taxes and expenses                     247          77
    Current portion of capital lease obligation     25          25
    Current portion of installment obligation,
       less unamortized discount of $11 and
       $-0-, respectively                          389          --
            Total current liabilities            4,000       3,318

Long-term bank debt                              6,069       3,269
Installment obligation, less unamortized
    discount of $33 and $-0-, respectively         367          --
Notes payable                                      230         230
Capital lease obligation, net of current portion    --          12
Drilling advances                                  368         368
Accrued expenses                                    44          41
            Total non-current liabilities        7,078       3,920
Total liabilities                               11,078       7,238

Commitments and contingencies                       --          --

Minority interest                                8,032       8,358

Series B Mandatorily Redeemable Convertible
    Preferred Stock, $0.01 par value, 500,000
    shares authorized, 135,200 and 400,000
    shares issued and outstanding, respectively,
    liquidation preference and mandatory
    redemption of $1,352,000 and $4,000,000,
    respectively                                 1,311       3,900

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 4,694,264 and
        4,384,562 shares issued and outstanding,
        respectively                                47          44
    Additional paid in capital                  59,085      56,707
    Accumulated deficit                        (35,334)     (34,847)
            Total shareholders' equity          23,798       21,904

Total Liabilities and Shareholders' Equity    $ 44,219     $ 41,400
                                              ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                             MALLON RESOURCES CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)
                                     (Unaudited)

                                                  For the Three Months   For the Six Months
                                                     Ended June 30,        Ended June 30,
                                                    1997        1996       1997       1996
Revenues:
    Oil and gas sales                             $ 1,839     $ 1,477    $ 3,811    $ 2,834
    Interest and other                                 28          15         87         30
                                                    1,867       1,492      3,898      2,864

Costs and expenses:
    Oil and gas production                            623         548      1,320        973
    Mining project expenses                           353         265        680        359
    Depreciation, depletion and amortization          544         592      1,124      1,170
    Impairment of oil and gas properties              (24)         --         55         --
    General and administrative                        657         409      1,295        876
    Interest and other                                117         252        208        465
                                                    2,270       2,066      4,682      3,843

Minority interest in loss of consolidated
    subsidiary                                        164          54        315         54

Loss before extraordinary item                       (239)       (520)      (469)      (925)

Extraordinary loss on early retirement of debt         --          --         --       (160)

Net loss                                             (239)       (520)      (469)    (1,085)

Dividends on preferred stock and accretion            (30)        (96)      (125)      (186)

Preferred stock conversion inducement                (403)         --       (403)        --

Net loss attributable to common shareholders      $  (672)    $  (616)   $  (997)   $(1,271)
                                                  =======     =======    =======    =======

Per share:
    Net loss attributable to common shareholders
       before extraordinary item                  $ (0.14)    $ (0.30)   $ (0.22)   $ (0.55)

    Extraordinary loss                                 --          --         --      (0.08)

    Net loss attributable to common shareholders  $ (0.14)    $ (0.30)   $ (0.22)   $ (0.63)
                                                  =======     =======    =======    =======

Weighted average shares outstanding                 4,642       2,039      4,515      2,005
                                                  =======     =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                 For the Six Months
                                                   Ended June 30,
                                                  1997       1996
Cash flows from operating activities:
    Net loss                                    $  (469)   $(1,085)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation, depletion and amortization  1,124      1,170
        Impairment of oil and gas properties         55         --
        Amortization of discount on notes payable    22         --
        Minority interest in loss of consolidated
          subsidiary                               (315)       (54)
        Stock compensation expense                   47        272
        Non-cash portion of extraordinary loss       --        160
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                 (41)       185
                Inventory and other assets          (89)       (91)
            Increase (decrease) in:
                Trade accounts payable and
                   undistributed revenue             57         24
                Accrued taxes and expenses          173        189
                Drilling advances                    66        (56)
Net cash provided by operating activities           630        714

Cash flows from investing activities:
    Decrease in short-term investments            1,530         --
    Increase in funds held in escrow                 --     (3,750)
    Additions to property and equipment          (7,224)    (1,719)
    Purchase of subsidiary stock                    (55)        --
    Increase (decrease) in notes receivable-
      related parties                                (1)        15
Net cash used in investing activities            (5,750)    (5,454)

Cash flows from financing activities:
    Proceeds from long-term debt                  2,800     10,231
    Payment of long-term debt                       (12)   (10,011)
    Debt issue costs paid                            --        (82)
    Net proceeds from sale of subsidiary
       special warrants                              --      4,325
    Payment of preferred dividends                 (107)      (160)
    Redemption of preferred stock                  (121)        --
Net cash provided by financing activities         2,560      4,303

Net decrease in cash and cash equivalents        (2,560)      (437)

Cash and cash equivalents, beginning of period    2,771      1,269

Cash and cash equivalents, end of period        $   211    $   832
                                                =======    =======

Supplemental cash flow information:

    Cash paid for interest                      $   141    $   383

    Non-cash transactions:
        Issuance of common stock in exchange
           for consultants' accounts payable    $    --    $   791

        Installment obligation (less
           unamortized discount) in exchange
           for property and equipment           $   733    $   --

        Acquisition of Red Rock Ventures, Inc.
           for subsidiary common stock and
           notes payable                        $    --    $ 2,230

The accompanying notes are an integral part of these consolidated financial statements.

                          MALLON RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
___________


Note 1.  GENERAL

    The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"). The Company also has interests in gold and silver exploration through its majority-owned subsidiary, Laguna Gold Company ("Laguna"). At June 30, 1997, the Company owned approximately 56% of Laguna. The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico. Mining operations, conducted through Laguna in Costa Rica, are in the pre-production stage. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

    A reclassification from operating service revenue to oil and gas production expense was made to the statements of operations for the three and six months ended June 30, 1996 to conform to the June 30, 1997 presentation. In addition, certain reclassifications were made to the June 30, 1996 statement of cash flows to conform to the June 30, 1997 presentation.

Note 2. LONG-TERM BANK DEBT

    Effective January 1997, the borrowing base under the Company's revolving credit facility was increased to $10,000,000. Beginning July 31, 1997, the borrowing base will decrease by $140,000 per month. The Company is not required to make debt service payments unless the outstanding balance under the facility exceeds the borrowing base, as adjusted. At June 30, 1997, the amount outstanding under the facility was $6,069,000, leaving the amount available under the facility at $3,931,000.

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

Note 4.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Mandatory redemption of the Company's Series B Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the statements of operations for the three and six months ended June 30, 1997 as an increase to the net loss attributable to common shareholders for preferred stock conversion inducement. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000.

Note 5.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the three and six months ended June 30, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statements of operations.

Note 6.  SHAREHOLDER RIGHTS PLAN

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

Note 7.  LAGUNA

    In June 1997, pending an improvement in the financial markets, Laguna started a program to conserve capital by curtailing its mining operations in Costa Rica. As a result, a reduction in the work force has been required. Under Costa Rican Labor Law, Laguna is obligated to make certain payments to Costa Rican employees who are dismissed. The Company has estimated this amount at $134,000, and has included it on the Company's statements of operations in mining project expenses for the three and six months ended June 30, 1997. Laguna made payments of approximately $46,000 and $34,000 during July and August 1997, respectively, related to this liability.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at June 30, 1997 and December 31, 1996, results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion. Except as noted, the financial information discussed below is consolidated information, which includes the accounts of Laguna Gold Company ("Laguna").

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

Liquidity and Capital Resources

Until its October 1996 equity offering, the Company had, since inception, been significantly constrained by a continued shortage of capital. The October 1996 financing remedied that problem, at least for the foreseeable future. For the first time in the Company's history, the Company has funds available to develop and exploit the Company's substantial inventory of oil and gas properties. Management is of the view that the Company's chronic liquidity problem can now be solved, on a long term basis, by the Company's development of its oil and gas properties. Management believes that such operations will increase cash flow and improve liquidity, and thereby allow the Company to avoid future working capital short-falls. The Company had working capital surpluses of $641,000 and $5,365,000 at June 30, 1997 and December 31, 1996,
respectively.

The Company has a revolving credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The borrowing base under the revolver is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties and expires March 31, 1999. At August 11, 1997, the borrowing base under the facility was $9,860,000, and the principal amount outstanding was $6,669,000, leaving the amount remaining available under the Facility at $3,191,000. The Company is currently in compliance with the covenants of the Facility.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share.
After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000.

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

To implement its planned drilling and development programs, the Company expended $5,684,000 during the first six months of 1997. The Company completed 12 of the 14 development wells it drilled. One well not completed was abandoned due to mechanical problems encountered while running casing, and one well is presently being evaluated in shallower uphole zones. The Company recompleted 8 wells during the first six months of 1997, all of which are on production in the third quarter. In addition, the Company completed permitting and began construction of a gas sweetening plant in the San Juan Basin, which will go on production in the third quarter. This will allow acceleration of the recompletion program for the balance of the year. Currently, the Company is drilling 4 additional wells and is conducting work on 2 recompletions.

During the first quarter 1997, the Company participated in one exploratory well in Belize, which was abandoned as a dry hole.

The Company currently plans to drill approximately 20 wells and recomplete 16 wells during the remainder of 1997, and has a capital expenditure budget of approximately $11 million for the year.

Production for the first six months of 1997 averaged 1,348 BOE per day, up from the year 1996 average of 1,060 BOE per day.
Currently, daily production is in excess of 1,800 BOE per day.

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

Results of Operations

                          For the Three Months   For the Six Months
                             Ended June 30,        Ended June 30,
                           1997          1996     1997       1996
                            (In thousands, except per unit data)
Results of Operations, Consolidated:
    Revenues              $1,867        $1,492   $3,898    $ 2,864
    Costs and expenses     2,270         2,066    4,682      3,843
    Net loss                (239)         (520)    (469)    (1,085)
    Net loss attributable to
      common shareholders   (672)         (616)    (997)    (1,271)
    Net loss per share
      attributable to
      common shares        (0.14)        (0.30)   (0.22)     (0.63)
    EBITDA (1)               398           321      918        706
    Capital expenditures-
      cash basis (3)       3,085         1,058    7,224      1,719

Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales      1,839         1,477    3,811      2,834
    Production tax and
      marketing expense      195           167      458        323
    Lease operating expense  428           381      862        650
    Depletion                500           547    1,030      1,085
    Impairment of oil and
      gas properties         (24)           --       55         --

Net Production:
    Oil (MBbl)                44            46       81         91
    Natural gas (MMcf)       567           378      978        700
    MBOE                     139           109      244        208

Average Sales Price Realized:
    Oil (per Bbl)         $19.32        $16.91   $20.81    $ 16.98
    Natural gas (per Mcf)   1.74          1.85     2.17       1.84
    Per BOE                13.23         13.55    15.62      13.63

Average production tax
   and marketing expense
   (per BOE):               1.40          1.53     1.88       1.55

Average lease operating
   expense (per BOE):       3.08          3.50     3.53       3.13

Average depletion (per BOE):3.60          5.02     4.22       5.22

Results of Operations, Excluding Laguna (2):
    Revenues              $1,841        $1,489   $3,838    $ 2,847
    Costs and expenses     1,891         1,765    3,951      3,432
    Net loss                 (50)         (276)    (113)      (745)
    Net loss attributable
     to common shareholders (483)         (372)    (641)      (931)
    Net loss per share
      attributable to
      common shares        (0.10)        (0.18)   (0.14)     (0.46)
    EBITDA (1)               561           542    1,223      1,011
    Capital expenditures-
       cash basis (3)      2,616           685    6,260        909
        _________
1) EBITDA is income before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

2) Reflects oil and gas operations.

3) Includes expenditures for drilling, acquisitions, and furniture and equipment.

Three and Six Months Ended June 30, 1997 Compared to June 30, 1996

Revenues. Total revenues increased 25% to $1,867,000 for the three months ended June 30, 1997 from $1,492,000 for the three months ended June 30, 1996 and increased 36% to $3,898,000 for the six months ended June 30, 1997 from $2,864,000 for the six months ended June 30, 1996. Oil and gas sales increased 25% to $1,839,000 for the 1997 quarter from $1,477,000 for the 1996 quarter due to higher gas production in the 1997 quarter. Oil and gas sales increased 34% to $3,811,000 for the six months ended June 30, 1997 from $2,834,000 for the six months ended June 30, 1996, due to higher oil and gas prices realized and higher gas production in the 1997 period. Average oil prices per barrel increased 14% to $19.32 in the fiscal 1997 quarter, from $16.91 for the fiscal 1996 quarter; however, average gas prices per Mcf decreased 6% to $1.74 in the 1997 quarter from $1.85 in the 1996 quarter. Average oil prices per barrel increased 23% to $20.81 for the six months ended
June 30, 1997, from $16.98 for the comparable 1996 period, and average gas prices per Mcf increased 18% to $2.17 in the 1997 period from $1.84 for the six months ended June 30, 1996. Oil production decreased 4% to 44,000 barrels in the 1997 quarter from 46,000 barrels in the 1996 quarter; however, gas production increased 50% to 567,000 Mcf in the 1997 quarter from 378,000 in
the 1996 quarter.   Oil production decreased 11%, to 81,000 barrels
for the six months ended June 30, 1997 from 91,000 barrels for the six months ended June 30, 1996; however, gas production increased 40% to 978,000 Mcf for the six months ended June 30, 1997 from 700,000 Mcf for the same period a year ago. The oil production decreases are due to normal declines. Oil production was also constrained by a delay in planned oil drilling during the first five months of fiscal 1997 while additional land acquisitions were made. The gas production increases are due to the Company's successful drilling program in 1997. Excluding Laguna, total revenues for the three months ended June 30, 1997 increased 24% to $1,841,000 from $1,489,000 for the 1996 quarter, primarily due to higher gas production. Excluding Laguna, total revenues for the six months ended June 30, 1997 increased 35% to $3,838,000 from $2,847,000 for the same period a year ago, primarily due to higher oil and gas prices and higher gas production in the 1997 period. There were no sales of gold and silver in 1997 or 1996, and no sales are expected in the immediate future.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 14% to $623,000 for the three months ended June 30, 1997 from $548,000 for the 1996 quarter, and increased 36% to $1,320,000 for the six months ended June 30, 1997 from $973,000 for the comparable 1996 period, due to new wells coming on line as a result of the 1997 drilling program. Per BOE, oil and gas production expense, including production tax and marketing expense, decreased $0.55, or 11%, to $4.48 for the 1997 quarter from $5.03 for the 1996 quarter. However, oil and gas production expenses per BOE increased $0.73, or 16%, to $5.41 for the six months ended June 30, 1997 from $4.68 for the six months ended June 30, 1996. Production tax and marketing expense increased $0.33 per BOE, or 21%, during the six months ended June 30, 1997 as a result of higher oil and gas prices. LOE increased $0.40 per BOE, or 13%, during the six months ended June 30, 1997 primarily as a result of non-recurring repair and maintenance costs totaling approximately $275,000, or $1.13 per BOE, during the six months ended June 30, 1997, compared to non-recurring repair and maintenance costs of $177,000, or $0.85 per BOE, for the comparable period in 1996.

Mining Project Expenses. Mining project expenses for the three months ended June 30, 1997 increased 33% to $353,000 from $265,000 for the three months ended June 30, 1996, and increased 89% to $680,000 for the six months ended June 30, 1997 from $359,000 for the comparable 1996 period. In June 1997, pending an improvement in the financial markets, Laguna started a program to conserve capital by curtailing its mining operations in Costa Rica. As a result, a reduction in the work force has been required. Under Costa Rican Labor Law, Laguna is obligated to make certain payments to Costa Rican employees who are dismissed. The Company has estimated this amount at $134,000, and has included it in mining project expenses for the three and six months ended June 30, 1997. Additionally, mining project expenses were higher during the six months ended June 30, 1997 compared to the same period in 1996 due to Laguna's drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended June 30, 1997 decreased 8% to $544,000 from $592,000 in the 1996 quarter, and decreased 4% to $1,124,000 for the six months ended June 30, 1997 from $1,170,000 for the six months ended June 30, 1996. Depletion per BOE decreased 28% to $3.60 for the fiscal 1997 quarter from $5.02 for the fiscal 1996 quarter and decreased 19% to $4.22 for the six months ended June 30, 1997 from $5.22 for the six months ended
June 30, 1996, primarily due to an increase in proved reserves.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $(24,000) and $55,000 during the fiscal 1997 periods compared to $-0- for the fiscal 1996 periods. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during the 1997 quarter. Accordingly, the Company reduced the carrying amount of its capitalized costs. The credit in the second quarter is due to a refund of a cash advance paid in the first quarter which was in excess of the actual amounts spent in the second quarter. During the three and six months ended
June 30, 1996, the Company's oil and gas activities were conducted entirely in the United States.

General and Administrative Expenses. Total general and administrative expenses for the three months ended June 30, 1997 increased 61% to $657,000 from $409,000 in the 1996 quarter, and increased 48% to $1,295,000 for the six months ended June 30, 1997 from $876,000 for the same period in 1996, due to the hiring of additional personnel because of expanded operations and less sharing of expenses with Laguna now that Laguna is operating independently. Laguna's general and administrative expenses are included in mining project expenses on the consolidated statements of operations.

Interest and Other Expenses. Interest and other expenses for the three months ended June 30, 1997 decreased 54% to $117,000 from $252,000 for the three months ended June 30, 1996 and decreased 55% to $208,000 for the six months ended June 30, 1997 from $465,000 for the six months ended June 30, 1996. The decrease was primarily due to lower outstanding borrowings under the Company's credit facility in the 1997 periods.

Minority Interest. Minority interest in loss of consolidated subsidiary represents the minority interest share in the Laguna loss and increased to $164,000 and $315,000 in the three and six months ended June 30, 1997 from $54,000 for the same periods in 1996 primarily due to an increase in the minority interest in Laguna to approximately 44% in the 1997 periods from approximately 12% in the 1996 periods.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1997 and 1996, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996.

Extraordinary Loss. The Company incurred an extraordinary loss of $160,000 during the six months ended June 30, 1996, as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the three months ended June 30, 1997 decreased 54% to $239,000 from $520,000 for the three months ended June 30, 1996, and decreased 57% to $469,000 for the six months ended June 30, 1997 from $1,085,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in the three months ended June 30, 1997, and realized accretion of $3,000, compared to dividends of $80,000 and accretion of $16,000 in the three months ended June 30, 1996. The Company paid dividends of $107,000 and realized accretion of $18,000 during the six months ended June 30, 1997 compared to dividends of $160,000 and accretion of $26,000 during the six months ended June 30, 1996. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 4 of the Consolidated Financial Statements. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the statements of operations for the three and six months ended
June 30, 1997 as an increase to the net loss attributable to common shareholders. As a result, net loss attributable to common shareholders for the three months ended June 30, 1997 increased 9% to $672,000 from $616,000 for the three months ended June 30, 1996, and decreased 22% to $997,000 for the six months ended June 30, 1997 from $1,271,000 for the six months ended June 30, 1996. Excluding Laguna, net loss attributable to common shareholders for the three months ended June 30, 1997 increased 30% to $483,000 from $372,000 in 1996 quarter, and decreased 31% to $641,000 for the six months ended June 30, 1997 from $931,000 during the comparable 1996 period, due primarily to the factors discussed above.

Miscellaneous

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the three and six months ended June 30, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statements of operations.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On April 22, 1997, a Form 8-K was filed related to the Company's adoption of a Shareholders' Rights Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 6, 1997. The six individuals listed below were elected as directors. In addition, the shareholders ratified the adoption of the Company's 1997 Equity Participation Plan. The votes cast were as follows:

With respect to the election of directors:

                                                           BROKER
          NAME                 FOR      AGAINST  ABSTAIN  NON-VOTES
   George O. Mallon, Jr.     3,301,443    2,452   67,705
   Kevin M. Fitzgerald       3,301,691    2,204   67,705
   Roy K. Ross               3,299,491    4,404   67,705
   Roger R. Mitchell         3,301,501    2,394   67,705
   Frank Douglass            3,301,691    2,204   67,705
   Francis J. Reinhardt, Jr. 3,301,691    2,204   67,705

With respect to the
ratification of the adoption
of the Company's 1997
Equity Participation Plan:   1,084,375  518,951    9,857  1,738,474

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

During second quarter 1997, the Company filed Periodic Reports of Form 8-K dated May 6, 1997, May 15, 1997 and June 25, 1997. Each Report related to an "Item 5. Other Events" matter. On April 22, 1997, two separate Forms 8-K were filed, each due to an "Item 5. Other Events" matter with related "Item 7. Exhibits" attached thereto.


                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MALLON RESOURCES CORPORATION
                          Registrant



Date:  August 14, 1997           By:  /s/ Roy K. Ross
                                        Roy K. Ross
                                        Executive Vice President


Date:  August 14, 1997           By:  /s/ Alfonso R. Lopez
                                        Alfonso R. Lopez
                                        Vice President, Finance
                                        Corporate Treasurer