Form 10-Q
period 1997-09-30
MALLON RESOURCES CORP
filed 1997-11-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                     Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

          YES [X]                        NO [  ]

As of October 31, 1997, 4,695,264 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements


                              MALLON RESOURCES CORPORATION

                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                            September 30,     December 31,
                                                                1997              1996
                                                                              (Unaudited)

                                        ASSETS
Current assets:
    Cash and cash equivalents                                  $    424         $  2,771
    Short-term investments                                          698            2,786
    Accounts receivable:
       Oil and gas sales                                          1,006            1,879
       Joint interest participants, net of allowance of $8
            and $8, respectively                                  1,595              827
       Related parties                                               57               20
       Other                                                         11               45
    Inventories                                                     332              251
    Other                                                            80              104
          Total current assets                                    4,203            8,683

Property and equipment:
    Oil and gas properties, full cost method                     57,766           46,175
    Mining properties and equipment                              11,348           10,114
    Other equipment                                                 708              559
                                                                 69,822           56,848
    Less accumulated depreciation, depletion and amortization   (26,308)         (24,406)
                                                                 43,514           32,442

Notes receivable-related parties                                     18               17

Other, net                                                          347              258

Total Assets                                                   $ 48,082         $ 41,400


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                     $  4,512         $  1,614
    Undistributed revenue                                           701            1,502
    Drilling advances                                               151              100
    Accrued taxes and expenses                                      158               77
    Current portion of capital lease obligation                      19               25
    Current portion of installment obligation, less unamortized
       discount of $6 and $-0-, respectively                        394               --
          Total current liabilities                               5,935            3,318

Long-term bank debt                                               8,369            3,269
Installment obligation, less unamortized discount of $27 and
    $-0-, respectively                                              372               --
Notes payable                                                       230              230
Capital lease obligation, net of current portion                     --               12
Drilling advances                                                   308              368
Accrued expenses                                                     50               41
          Total non-current liabilities                           9,329            3,920
Total liabilities                                                15,264            7,238

Commitments and contingencies

Minority interest                                                 7,921           8,358

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 and
    400,000 shares issued and outstanding, respectively,
    liquidation preference and mandatory redemption of
    $1,352,000 and $4,000,000, respectively                       1,314           3,900

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 4,695,264 and 4,384,562
       shares issued and outstanding, respectively                   47              44
    Additional paid in capital                                   59,121          56,707
    Accumulated deficit                                         (35,585)        (34,847)
          Total shareholders' equity                             23,583          21,904

Total Liabilities and Shareholders' Equity                     $ 48,082        $ 41,400
(/TABLE>

The accompanying notes are an integral part of these consolidated financial statements.


                              MALLON RESOURCES CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share amounts)
                                      (Unaudited)


                                                For the Three Months    For the Nine Months
                                                 Ended September 30,    Ended September 30,
                                                   1997       1996        1997       1996
Revenues:
    Oil and gas sales                             $1,995     $1,263     $ 5,806    $ 4,098
    Gain on sale of subsidiary stock                  --        329          --        329
    Interest and other                                35         76         122        105
                                                   2,030      1,668       5,928      4,532

Costs and expenses:
    Oil and gas production                           838        537       2,158      1,511
    Mining project expenses                          191        289         871        648
    Depreciation, depletion and amortization         749        501       1,873      1,671
    Impairment of oil and gas properties               4         --          59         --
    General and administrative                       435        365       1,730      1,252
    Interest and other                               173        248         381        702
                                                   2,390      1,940       7,072      5,784

Minority interest in loss of consolidated
    subsidiary                                       112         39         427         92

Loss before extraordinary item                      (248)      (233)       (717)    (1,160)

Extraordinary loss on early retirement of debt        --         --          --       (160)

Net loss                                            (248)      (233)       (717)    (1,320)

Dividends on preferred stock and accretion           (30)       (94)       (155)      (281)

Preferred stock conversion inducement                 --         --        (403)        --

Net loss attributable to common shareholders      $ (278)    $ (327)    $(1,275)   $(1,601)


Per share:
    Net loss attributable to common shareholders
       before extraordinary item                  $(0.06)    $(0.16)    $ (0.28)   $ (0.71)
    Extraordinary loss                                --         --          --      (0.08)

    Net loss attributable to common shareholders  $(0.06)    $(0.16)    $ (0.28)   $ (0.79)


Weighted average shares outstanding                4,695      2,084       4,576      2,032

The accompanying notes are an integral part of these consolidated financial statements.

                             MALLON RESOURCES CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                       (Unaudited)

                                                                       For the Nine Months
                                                                        Ended September 30,
                                                                         1997        1996
Cash flows from operating activities:
    Net loss                                                           $   (717)   $ (1,320)
    Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation, depletion and amortization                          1,873       1,671
        Impairment of oil and gas properties                                 59          --
        Gain on sale of subsidiary stock                                     --        (329)
        Amortization of discount on notes payable                            33          --
        Minority interest in loss of consolidated subsidiary               (427)        (92)
        Stock compensation expense                                          111         293
        Non-cash portion of extraordinary loss                               --         160
        Write-off of notes receivable - related parties                      --          32
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                         102         123
                Inventory and other assets                                 (171)        (21)
            Increase (decrease) in:
                Trade accounts payable and undistributed revenue          2,097        (236)
                Accrued taxes and expenses                                   89         125
                Drilling advances                                            (9)         19
Net cash provided by operating activities                                 3,040         425

Cash flows from investing activities:
    Decrease in short-term investments                                    2,088          --
    Increase in funds held in escrow                                         --      (2,814)
    Additions to property and equipment                                 (12,246)     (2,752)
    Proceeds from sale of subsidiary stock                                   --         372
    Proceeds from sale of property and equipment                             --          11
    Purchase of subsidiary stock                                            (55)         --
    Increase (decrease) in notes receivable-related parties                  (1)         --
Net cash used in investing activities                                   (10,214)     (5,183)

Cash flows from financing activities:
    Proceeds from long-term debt                                          5,100      10,570
    Payment of long-term debt                                               (18)    (10,017)
    Debt issue costs paid                                                    --         (83)
    Net proceeds from sale of subsidiary special warrants                    --       4,325
    Payment of preferred dividends                                         (134)       (240)
    Redemption of preferred stock                                          (121)         --
Net cash provided by financing activities                                 4,827       4,555

Net decrease in cash and cash equivalents                                (2,347)       (203)

Cash and cash equivalents, beginning of period                            2,771       1,269

Cash and cash equivalents, end of period                               $    424    $  1,066


Supplemental cash flow information:

    Cash paid for interest                                             $    341    $    637

    Non-cash transactions:
        Issuance of common stock in exchange for consultants'
            accounts payable                                           $    --     $    791

        Installment obligation (less unamortized discount) in
            exchange for property and equipment                        $    733    $     --

        Acquisition of Red Rock Ventures, Inc. for subsidiary
            common stock and notes payable                             $    --     $  2,300

The accompanying notes are an integral part of these consolidated financial statements.


                                  MALLON RESOURCES CORPORATION

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


Note 1.  GENERAL

    The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"). The Company also has interests in gold and silver exploration through its majority-owned subsidiary, Laguna Gold Company ("Laguna"). At September 30, 1997, the Company owned approximately 56% of Laguna. The significant majority of the Company's assets and revenues are utilized in its oil and gas operations, which are conducted primarily in the State of New Mexico. Mining operations, conducted through Laguna in Costa Rica, are in the pre-production stage. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

    A reclassification from operating service revenue to general and administrative expense was made to the statements of operations for the three and nine months ended September 30, 1996 to conform to the September 30, 1997 presentation. In addition, certain reclassifications were made to the September 30, 1996 statement of cash flows to conform to the September 30, 1997 presentation.

Note 2. LONG-TERM BANK DEBT

    Effective September 1997, the borrowing base under the Company's revolving credit facility was increased to $10,830,000. Beginning November 30, 1997, the borrowing base will decrease by $170,000 per month. The Company is not required to make debt service payments unless the outstanding balance under the facility exceeds the borrowing base, as adjusted. At September 30, 1997, the amount outstanding under the facility was $8,369,000, leaving the amount available under the facility at $2,461,000.

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

Note 4.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Mandatory redemption of the Company's Series B Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the statements of operations for the nine months ended September 30, 1997 as an increase to the net loss attributable to common shareholders for preferred stock conversion inducement. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price, as adjusted to reflect the offering of common stock discussed in Note 8, is currently $11.18 per share.

Note 5.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statements of operations.

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

Note 7.  LAGUNA

    In June 1997, pending an improvement in the financial markets, Laguna started a program to conserve capital by curtailing its mining operations in Costa Rica and reducing its work force. Under Costa Rican Labor Law, Laguna is obligated to make certain payments to Costa Rican employees who are dismissed. The Company has estimated this amount at $134,000, and has included it on the Company's statements of operations in mining project expenses for the nine months ended September 30, 1997. Laguna made payments of approximately $103,000 during the third quarter of 1997 related to this liability. No payments were made in October 1997.

The Company has engaged a Canadian investment banking firm to explore strategic alternatives relating to the Company's interest in Laguna, which may include a sale of the Company's Laguna stock, a reorganization or merger of Laguna with a third party, or other transaction. No assurance can be given that any such transaction will be arranged, or as to the terms of any arrangement that may be made. In connection with any potential disposition of the Company's interest in Laguna, the Company may incur a loss on the
recovery of its investment.   Pending the receipt of an offer to
purchase Laguna, or the negotiation of the terms of a merger or other transaction, no estimate of whether such a loss will be incurred, or the amount of such loss, if any, can be made.

The value of the Company's interest in Laguna will be affected by the business results of Laguna and by changes in the markets for gold and junior gold mining companies. There are many uncertainties in any mineral exploration and development program, such as the location of economic ore bodies, the receipt of necessary government permits and the construction of mining and processing facilities, as well as widely fluctuating prices of minerals. Because Laguna's properties are not in the United States, additional uncertainties include currency risks, risks of changes in foreign laws and the risk of expropriation. Substantial expenditures will be required to pursue Laguna's exploration and development activities, and substantial time may elapse from the initial phases of development until Laguna's activities are fully operational. The Company does not have any obligation or intention to finance Laguna's future operations.

Note 8.  COMMON STOCK OFFERING

    The Company has filed a registration statement with the Securities and Exchange Commission for a public offering of 2,300,000 shares of its common stock. The registration statement has not yet become effective. If completed, the net proceeds from the offering would be used to fund exploitation and development activities and to repay indebtedness under the Company's line of credit.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at September 30, 1997 and December 31, 1996, results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion. Except as noted, the financial information discussed below is consolidated information, which includes the accounts of Laguna.

Overview

The Company's revenues, profitability and future rate of growth will be substantially dependent upon its drilling success in the San Juan and Delaware Basins of New Mexico, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce.

Liquidity and Capital Resources

The Company has filed a registration statement with the Securities and Exchange Commission for a public offering of 2.3 million shares of its common stock. The registration statement has not yet become effective. If completed, the net proceeds from the offering would be used to pay down the Company's revolving line of credit (the "Facility") with Bank One, Texas, N.A. (the "Bank") and to finance the Company's oil and gas exploitation activities in the San Juan and Delaware Basins of New Mexico. Although no acquisitions are pending, a portion of the net proceeds may be used to make strategic acquisitions of oil and gas interests in such basins.

The borrowing base under the Facility is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties and expires March 31, 1999. At November 7, 1997, the redetermined borrowing base under the facility was $10,830,000, and the principal amount outstanding was $9,384,000, leaving the amount remaining available under the Facility at $1,446,000. The Company is currently in compliance with the covenants of the Facility.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share.
After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000, when it will be required to redeem all Series B Stock outstanding in excess of 80,000 shares. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price, as adjusted to reflect the stock offering discussed above, is currently $11.18 per share.

Capital expenditures related to the Company's drilling and development programs totaled $10,280,000 during the first nine months of 1997. The Company expects to spend approximately $14,000,000 for drilling and development in all of 1997. The Company's current budget for drilling and development capital expenditures in 1998 is approximately $24,700,000. During the first nine months of 1997, the Company completed 18 of the 20 development wells it drilled. The Company recompleted 13 wells during the first nine months of 1997, all of which are on production. In addition, the Company completed a gas sweetening plant in the East Blanco Field, which will allow acceleration of the Company's Ojo Alamo recompletion program. The Company expects to drill a total of 31 wells and recomplete 26 wells in 1997. The Company currently plans to drill 53 wells and recomplete six wells in 1998.

The Company believes that, with the net proceeds of the common stock offering, borrowings available under the Facility, and the operating cash flows that are expected to be generated by the application of such funds to the Company's drilling program, the Company will have sufficient capital to fund the continued development of its current properties and to meet the Company's liquidity requirements through 1998.


Results of Operations

                                                For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                  1997        1996        1997       1996
                                                   (In thousands, except per unit data)
Results of Operations, Consolidated:
    Revenues                                    $ 2,030     $ 1,668     $ 5,928    $ 4,532
    Costs and expenses                            2,390       1,940       7,072      5,784
    Net loss                                       (248)       (233)       (717)    (1,320)
    Net loss attributable to common shareholders   (278)       (327)     (1,275)    (1,601)
    Net loss per share attributable to common
      shares                                      (0.06)      (0.16)      (0.28)     (0.79)
    EBITDA (1)                                      677         516       1,595      1,209
    Capital expenditures-cash basis (3)           5,022       1,033      12,246      2,752

Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                             1,995       1,263       5,806      4,098
    Production tax and marketing expense            281         176         739        499
    Lease operating expense                         557         361       1,419      1,012
    Depletion                                       668         461       1,698      1,546
    Impairment of oil and gas properties              4          --          59         --

Net Production:
    Oil (MBbl)                                       50          44         131        135
    Natural gas (MMcf)                              575         234       1,553        934
    MBOE                                            146          83         390        291

Average Sales Price Realized:
    Oil (per Bbl)                               $ 19.08     $ 17.70     $ 20.15    $ 17.21
    Natural gas (per Mcf)                          1.81        2.07        2.04       1.90
    Per BOE                                       13.66       15.22       14.89      14.08

Average cost data (per BOE):
    Production tax and marketing expense           1.92        2.12        1.89       1.71
    Lease operating expense                        3.82        4.35        3.64       3.48
    Depletion                                      4.58        5.55        4.35       5.31

Results of Operations, Excluding Laguna (2):
    Revenues                                    $ 2,012     $ 1,598     $ 5,850    $ 4,445
    Costs and expenses                            2,142       1,632       6,093      5,065
    Net loss                                       (130)        (34)       (243)      (780)
    Net loss attributable to common shareholders   (160)       (128)       (801)    (1,061)
    Net loss per share attributable to common
      shares                                      (0.03)      (0.06)      (0.18)     (0.52)
    EBITDA (1)                                      738         691       1,961      1,690
    Capital expenditures-cash basis (3)           4,677         546      10,937      1,455

_________________
1) EBITDA is earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
2)  Reflects oil and gas operations.
3) Includes expenditures for drilling, acquisitions, and furniture and equipment.


Three and Nine Months Ended September 30, 1997 Compared to
September 30, 1996

Revenues. Total revenues increased 22% to $2,030,000 for the three months ended September 30, 1997 from $1,668,000 for the three months ended September 30, 1996 and increased 31% to $5,928,000 for the nine months ended September 30, 1997 from $4,532,000 for the nine months ended September 30, 1996. Oil and gas sales increased 58% to $1,995,000 for the 1997 quarter from $1,263,000 for the 1996 quarter due primarily to higher oil and gas production in the 1997 quarter. Oil and gas sales increased 42% to $5,806,000 for the nine months ended September 30, 1997 from $4,098,000 for the nine months ended September 30, 1996, due to higher oil and gas prices realized and higher gas production in the 1997 period. Average oil prices realized per barrel increased 8% to $19.08 in the fiscal 1997 quarter, from $17.70 for the fiscal 1996 quarter; however, average gas prices realized per Mcf decreased 13% to $1.81 in the 1997 quarter from $2.07 in the 1996 quarter. Average oil prices realized per barrel increased 17% to $20.15 for the nine months ended September 30, 1997, from $17.21 for the comparable 1996 period, and average gas prices realized per Mcf increased 7% to $2.04 in the 1997 period from $1.90 for the nine months ended September 30, 1996. Oil production increased 14% to 50,000 barrels in the 1997 quarter from 44,000 barrels in the 1996 quarter and gas production increased 146% to 575,000 Mcf in the 1997 quarter from
234,000 Mcf in the 1996 quarter.   Oil production decreased 3% to
131,000 barrels for the nine months ended September 30, 1997 from 135,000 barrels for the nine months ended September 30, 1996; however, gas production increased 66% to 1,553,000 Mcf for the nine months ended September 30, 1997 from 934,000 Mcf for the same period a year ago. Oil production was constrained by a delay in planned drilling during the first five months of fiscal 1997 while additional land acquisitions were made. However, the normal production declines for the nine-month period ended September 30, 1997 were mostly offset by new production. The gas production increases are due to the Company's successful drilling and recompletion program in 1997. During the three and nine months ended September 30, 1996, the Company sold 400,000 of its shares of Laguna common stock and realized a gain of $329,000. Excluding Laguna, total revenues for the three months ended September 30, 1997 increased 26% to $2,012,000 from $1,598,000 for the 1996 quarter, primarily due to higher gas production. Excluding Laguna, total revenues for the nine months ended September 30, 1997 increased 32% to $5,850,000 from $4,445,000 for the same period a year ago, primarily due to higher oil and gas prices and higher gas production in the 1997 period. There were no sales of gold and silver in 1997 or 1996, and no sales are expected in the immediate future.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 56% to $838,000 for the three months ended September 30, 1997 from $537,000 for the 1996 quarter, and increased 43% to $2,158,000 for the nine months ended September 30, 1997 from $1,511,000 for the comparable 1996 period, due to new wells coming on line as a result of the 1997 drilling program. Per BOE, oil and gas production expense, including production tax and marketing expense, decreased $0.73, or 11%, to $5.74 for the 1997 quarter from $6.47 for the 1996 quarter. However, oil and gas production expenses per BOE increased $0.34, or 7%, to $5.53 for the nine months ended September 30, 1997 from $5.19 for the nine months ended
September 30, 1996. Production tax and marketing expense increased $0.18 per BOE, or 11%, during the nine months ended September 30, 1997 as a result of higher oil and gas prices. LOE increased $0.16 per BOE, or 5%, during the nine months ended September 30, 1997 primarily as a result of non-recurring repair and maintenance costs totaling approximately $416,000, or $1.07 per BOE, during the nine months ended September 30, 1997, compared to non-recurring repair and maintenance costs of $194,000, or $0.50 per BOE, for the comparable period in 1996. Of the non-recurring repair and maintenance costs incurred during the nine months ended
September 30, 1997, approximately $151,000, or $0.39 per BOE, related to remediation expenses. The remediation was essentially completed in the third quarter of 1997. No remediation expenses were incurred in the 1996 period.

Mining Project Expenses. Mining project expenses for the three months ended September 30, 1997 decreased 34% to $191,000 from $289,000 for the three months ended September 30, 1996, and increased 34% to $871,000 for the nine months ended September 30, 1997 from $648,000 for the comparable 1996 period. In June 1997, pending an improvement in the financial markets, Laguna started a program to conserve capital by curtailing its mining operations in Costa Rica and reducing its work force. Under Costa Rican Labor Law, Laguna is obligated to make certain payments to Costa Rican employees who are dismissed. The Company has estimated this amount at $134,000, and has included it in mining project expenses for the nine months ended September 30, 1997. Additionally, mining project expenses were higher during the nine months ended September 30, 1997 compared to the same period in 1996 due to Laguna's drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 1997 increased 50% to $749,000 from $501,000 in the 1996 quarter, and increased 12% to $1,873,000 for the nine months ended September 30, 1997 from $1,671,000 for the nine months ended September 30, 1996. Depletion per BOE decreased 17% to $4.58 for the fiscal 1997 quarter from $5.55 for the fiscal 1996 quarter and decreased 18% to $4.35 for the nine months ended September 30, 1997 from $5.31 for the nine months ended September 30, 1996, primarily due to an increase in proved reserves.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $4,000 and $59,000 during the fiscal 1997 periods compared to $-0- for the fiscal 1996 periods. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during the first quarter of 1997. Accordingly, the Company reduced the carrying amount of its capitalized costs. During the three and nine months ended September 30, 1996, the Company's oil and gas activities were conducted entirely in the United States.

General and Administrative Expenses. Total general and administrative expenses for the three months ended September 30, 1997 increased 19% to $435,000 from $365,000 in the 1996 quarter, and increased 38% to $1,730,000 for the nine months ended
September 30, 1997 from $1,252,000 for the same period in 1996, due to the hiring of additional personnel because of expanded operations and less sharing of expenses with Laguna now that Laguna is operating independently. During the third quarter of 1997, the Company capitalized $253,000 of general and administrative expenses directly related to its drilling program. No such costs were capitalized during the first six months of 1997 or in fiscal 1996. Laguna's general and administrative expenses are included in mining project expenses on the consolidated statements of operations.

Interest and Other Expenses. Interest and other expenses for the three months ended September 30, 1997 decreased 30% to $173,000 from $248,000 for the three months ended September 30, 1996 and decreased 46% to $381,000 for the nine months ended September 30, 1997 from $702,000 for the nine months ended September 30, 1996. The decrease was primarily due to lower outstanding borrowings under the Company's credit facility in the 1997 periods.

Minority Interest. Minority interest in loss of consolidated subsidiary represents the minority interest share in the Laguna loss and increased to $112,000 and $427,000 in the three and nine months ended September 30, 1997 from $39,000 and $92,000 for the same periods in 1996 primarily due to increases in the minority interest in Laguna beginning in June 1996, but not fully reflected until 1997.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1997 and 1996, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996.

Extraordinary Loss. The Company incurred an extraordinary loss of $160,000 during the nine months ended September 30, 1996, as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the three months ended September 30, 1997 increased 6% to $248,000 from $233,000 for the three months ended September 30, 1996, and decreased 46% to $717,000 for the nine months ended September 30, 1997 from $1,320,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in the three months ended September 30, 1997, and realized accretion of $3,000, compared to dividends of $80,000 and accretion of $14,000 in the three months ended September 30, 1996. The Company paid dividends of $134,000 and realized accretion of $21,000 during the nine months ended September 30, 1997 compared to dividends of $240,000 and accretion of $41,000 during the nine months ended September 30, 1996. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 4 of the Consolidated Financial Statements. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the statements of operations for the nine months ended September 30, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the three months ended September 30, 1997 decreased 15% to $278,000 from $327,000 for the three months ended September 30, 1996, and decreased 20% to $1,275,000 for the nine months ended September 30, 1997 from $1,601,000 for the nine months ended September 30, 1996. Excluding Laguna, net loss attributable to common shareholders for the three months ended September 30, 1997 increased 25% to $160,000 from $128,000 in 1996 quarter, and decreased 25% to $801,000 for the nine months ended September 30, 1997 from $1,061,000 during the comparable 1996 period, due primarily to the factors discussed above.

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

The Company recognized hedging losses of $118,000 and $217,000 during the three and nine months ended September 30, 1997, respectively, compared to losses of $176,000 and $401,000 during the three and nine months ended September 30, 1996, respectively. These losses are included in oil and gas sales in the Company's consolidated statements of operations.

At September 30, 1997, the Company had outstanding swap agreements covering 9,000 barrels of oil per month for the period from October 1997 to December 1997 at fixed prices ranging from $19.99 to $20.39; 90,000 Mmbtu of gas per month for the period from October 1997 to December 1997 at fixed prices ranging from $1.50 to $1.79; and 90,000 Mmbtu of gas per month at fixed prices ranging from $1.77 to $2.44 for the period from October 1997 to August 1998.
The Company will receive the difference between the fixed price per unit of production and a price based on an agreed upon third party index if the index price is lower. If the index price is higher, the Company will pay the difference. The Company's current swaps are settled monthly.

Laguna

The Company has engaged a Canadian investment banking firm to explore strategic alternatives relating to the Company's interest in Laguna, which may include a sale of the Company's Laguna stock, a reorganization or merger of Laguna with a third party, or other transaction. No assurance can be given that any such transaction will be arranged, or as to the terms of any arrangement that may be made. In connection with any potential disposition of the Company's interest in Laguna, the Company may incur a loss on the
recovery of its investment.   Pending the receipt of an offer to
purchase Laguna, or the negotiation of the terms of a merger or other transaction, no estimate of whether such a loss will be incurred, or the amount of such loss, if any, can be made.

The value of the Company's interest in Laguna will be affected by the business results of Laguna and by changes in the markets for gold and junior gold mining companies. There are many uncertainties in any mineral exploration and development program, such as the location of economic ore bodies, the receipt of necessary government permits and the construction of mining and processing facilities, as well as widely fluctuating prices of minerals. Because Laguna's properties are not in the United States, additional uncertainties include currency risks, risks of changes in foreign laws and the risk of expropriation. Substantial expenditures will be required to pursue Laguna's exploration and development activities, and substantial time may elapse from the initial phases of development until Laguna's activities are fully operational. The Company does not have any obligation or intention to finance Laguna's future operations.

Miscellaneous

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and will require the presentation of basic and diluted earnings per share on the face of the income statement, including all prior periods presented. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Had the calculation of earnings per share been prepared in accordance with the provisions of SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996, earnings per share would have been the same as what was reported on the consolidated statements of operations.

The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986, as amended, that are applicable to the oil and gas industry. Current law permits the Company to deduct currently, rather than capitalize, intangible drilling and development costs incurred or borne by it. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

    None.

(b)    Reports on Form 8-K:

During third quarter 1997, the Company filed Periodic Reports on Form 8-K dated August 14, 1997, August 28, 1997, September 8, 1997 and October 15, 1997. Each of those Reports related to an "Item 5. Other Events" matter. On August 11, 1997, the Company filed a Periodic Report on Form 8-K relating to an Item 4 and Item 7 matter.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MALLON RESOURCES CORPORATION
                                  Registrant


Date:  November 14, 1997          By:  /s/ Roy K. Ross
                                         Roy K. Ross
                                         Executive Vice President


Date:  November 14, 1997          By:  /s/ Alfonso R. Lopez
                                         Alfonso R. Lopez
                                         Vice President-Finance/
                                         Corporate Treasurer