Form 10-K/A
MALLON RESOURCES CORP
filed 1997-12-04
CIK 837759

Securities and Exchange Commission
                              Washington, D.C.  20549

Form 10-K/A
Amendment to Report
Filed Pursuant to Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934

Mallon Resources Corporation
(Exact name of Registrant as specified in its charter)

0-17267
(Commission file number)

Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10K for the year ended December 31, 1996 (the "1996 Form 10-K"), as set forth in the pages attached hereto:

         Items 1 and 2 of the 1996 Form 10-K
         Item 6 of the 1996 Form 10-K
         Item 7 of the 1996 Form 10-K

(List of all such items, financial statements, exhibits or other portions amended)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             Mallon Resources Corporation

December 3, 1997                /s/ Roy K. Ross
                             Roy K. Ross, Executive Vice President

Items 1 and 2 of the 1996 Form 10-K are hereby amended to read in their entirety as follows:

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

Drilling Activity

The following table sets forth, for each of the last three years, the drilling activities conducted by the Company:

                             Development Wells
                  Gross Wells                    Net Wells
          Productive   Dry   Total      Productive   Dry     Total
     1996     4         1      5          2.69       0.34     3.03
     1995     7         1      8          4.64       0.68     5.32
     1994     4         0      4          1.75       0.00     1.75

                             Exploratory Wells
                  Gross Wells                    Net Wells
          Productive   Dry   Total      Productive   Dry     Total

     1996     0         0      0          0          0        0
     1995     1         0      1          .3         0        .3
     1994     0         0      0          0          0        0

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

             Gross Wells                     Net Wells
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

1) Includes effects of hedging. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Hedging Activities."

2) In addition, the Company owns interests in four waterflood units, which contain a total of 544 gross wells (8.5 net wells), and four gross (2.1 net) salt water disposal wells.

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

Laguna is engaged in the exploration for and development of precious metals in Costa Rica, where it holds mineral concessions issued by the Government of Costa Rica. The concessions contain the Rio Chiquito Deposit. Laguna commenced active exploration and evaluation of Rio Chiquito in March 1984. In October 1987, Laguna commenced a small pilot heap leach mining operation at the Rio Chiquito Deposit. In July 1989, Laguna concluded that efficient commercial exploitation of the project would require a substantially larger operation than the pilot project. Accordingly, the project was suspended pending additional development and funding. The pilot project produced a total of 3,800 ounces of gold and 28,600 ounces of silver.

Further exploration and evaluation of the Rio Chiquito Deposit has been undertaken since 1989. Based on the results of a stream sediment geochemical sampling program, the Rio Chiquito Deposit was found to be located within an arsenic/gold anomaly approximately 250 acres in size. Pit exposures and core drilling indicate that the mineralization is found in polyphase stockwork quartz veining and hydrothermal breccias that formed in andesitic lavas and pyroclastics. Identified mineralization lies in the area of the pilot project pit and to the south, along a strike length of approximately 400 meters.

In September 1997, Laguna reported that the mineralized deposit at Rio Chiquito consists of an estimated 71.9 million tonnes grading
0.29 grams per tonne gold and 4.81 grams per tonne silver. Laguna also reported that most of the requisite feasibility work for the commercial development of Rio Chiquito has been completed, and that it believes the Rio Chiquito Deposit can be placed on production if sufficient development capital can be raised. However, Laguna gives no assurance that any such funding can be secured, or as to the terms upon which capital may be available. Pending receipt of the capital required to develop Rio Chiquito, Laguna has furloughed workers in Costa Rica and otherwise curtailed its expenditures in order to conserve its cash.

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires that an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated future undiscounted net cash flow projections developed by Laguna to assess the recoverability of its properties include consideration of the following factors, among others: projected mineable reserves based upon third party engineering reports; estimated capital expenditures required to put the mine on production; projected rates of gold and silver production; estimated waste handling and stripping costs; projected mine life; recovery rates for gold and silver; and estimated gold and silver prices. The timing of projected cash flows is based on the estimated mine life and the estimated cost to bring the mine into production. The testing takes into account the type of processing proposed -- either a mill or a heap leach - and the timing of the capital expenditures required, which vary. The budgeted capital expenditures are also varied depending on the type of process assumed. The SFAS 121 impairment testing at December 31, 1996 concluded that no impairment loss was required to be recognized. While impairment testing is designed to assure that recorded costs are recoverable under assumed, ordinary course operations at a particular point in time, such testing cannot assure that such costs will be recovered in the event of a sale or other disposition of the property or of the Company's interest in Laguna as a whole. Moreover, many of the factors assumed in performing the testing (including prices and costs) are matters outside Laguna's control and are subject to change over time.

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

Item 6 of the 1996 Form 10-K is hereby amended to read in its entirety as follows:

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the years in the five-year period ended
December 31, 1996. This information should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations," included elsewhere herein.


                                                         Year Ended December 31,
                                           1996       1995       1994       1993       1992
                                               (In thousands, except per share data)
Selected Statements of Operations Data:
  Revenues:
     Oil and gas sales                   $ 5,854    $ 4,800    $ 4,629    $ 2,061    $ 1,408
     Other                                   666        628       280         230        568
                                           6,520      5,428     4,909       2,291      1,976
  Costs and expenses:
     Oil and gas production                2,249      1,868     2,024         976        800
     Mining project expenses               1,014        838       459         390        380
     Depreciation, depletion and
        amortization                       2,095      2,340     2,409         937        306
     Impairment of oil and gas properties    264         --        --          --         --
     General and administrative            1,999      1,625     1,516         926        682
     Interest and other                      842        433       132         249         76
                                           8,463      7,104     6,540       3,478      2,244

  Minority interest in loss of
     consolidated subsidiary                 266         --        --          --         --
  Loss before extraordinary item          (1,677)    (1,676)   (1,631)     (1,187)       (268)

  Extraordinary loss on early retirement
     of debt                                (160)      (253)       --          --         --
  Net loss                                (1,837)    (1,929)   (1,631)      (1,187)      (268)

  Dividends on preferred stock and
     accretion                              (376)      (360)     (258)          --        --

  Net loss attributable to common
     shareholders                        $(2,213)   $(2,289)   $(1,889)   $(1,187)    $  (268)

Selected Per Share Data (1):
  Loss attributable to common share-
     holders before extraordinary item   $ (0.82)   $ (1.04)   $ (1.00)   $ (0.87)    $ (0.22)
  Extraordinary loss                       (0.06)     (0.12)        --         --         --
  Net loss attributable to common
     shareholders                        $ (0.88)   $ (1.16)   $ (1.00)   $ (0.87)    $ (0.22)

  Weighted average shares outstanding      2,512      1,947      1,916      1,368       1,195

Selected Cash Flow and Other Data:
    EBITDA (2)                           $ 1,520    $ 1,093    $   876    $   (79)    $    56
    Capital expenditures                   6,339      3,883      2,379     20,612         190

                                                         At December 31,
                                            1996       1995       1994       1993       1992
Selected Balance Sheet Data:
  Total assets                            $41,400    $31,635    $28,226    $28,773    $7,675
  Long-term debt (3)                        3,511     10,037         --         20        30
  Mandatorily redeemable preferred stock    3,900      3,844      3,804         --        --
  Shareholders' equity                     21,904     11,760     13,549     15,029     6,738
        ______________

1)  As adjusted for four-to-one reverse stock split.

2) EBITDA is earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. When evaluating EBITDA, investors should consider, among other factors,
(i) increasing or decreasing treads in EBITDA, (ii) whether EBITDA has remained at positive levels historically and (iii) how EBITDA compares to levels of interest expense. Other companies may define EBITDA differently, and as a result, such measures may not be comparable to the Company's EBITDA.

3) Long-term debt includes long-term debt net of current maturities, notes payable-other and capital lease obligations net of current portion.


Item 7 of the 1996 Form 10-K is hereby amended to read in its entirety as follows:

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

Results of Operations

                                       Year Ended December 31,
                                     1996       1995(1)    1994(1)
                              (In thousands, except per unit data)
Results of Operations:
    Revenues                        $ 6,520    $ 5,428    $ 4,909
    Costs and expenses                8,463      7,104      6,540
    Net loss                         (1,837)    (1,929)    (1,631)
    Net loss attributable to common
       shareholders                  (2,213)    (2,289)    (1,889)
    Net loss per share attributable
       to common shares               (0.88)     (1.16)     (1.00)
    EBITDA (2)                        1,520      1,093        876
    Capital expenditures              6,339      3,995      2,379

Operating Results from Oil and Gas Operations:
    Oil and gas revenues            $ 5,854    $ 4,800    $ 4,629
    Oil and gas production expenses   2,249      1,868      2,024
    Depletion                         1,924      2,162      2,337

Net Production:
    Oil (MBbl)                          174        173        146
    Natural gas (MMcf)                1,286      1,238      1,648
    BOE                                 388        379        421

Average Sales Price Realized:
    Oil (per Bbl)                   $ 18.05    $ 16.45    $ 14.81
    Natural gas (per Mcf)           $  2.11    $  1.58    $  1.50
    Per BOE                         $ 15.09    $ 12.66    $ 11.00

Average production costs and taxes
    (per BOE):                      $  5.80    $  4.93    $  4.81

Average depletion (per BOE):        $  4.96    $  5.70    $  5.53

_________________
1) Includes 692 MMcf and 961 MMcf and 26 MBbls and 48 MBbls delivered in 1995 and 1994, respectively, pursuant to the terms of the volumetric production agreement which was retired in August
1995.

2) EBITDA is earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment, and extraordinary loss. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. When evaluating EBITDA, investors should consider, among other factors,
(i) increasing or decreasing treads in EBITDA, (ii) whether EBITDA has remained at positive levels historically and (iii) how EBITDA compares to levels of interest expense. Other companies may define EBITDA differently, and as a result, such measures may not be comparable to the Company's EBITDA.

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