Form 10-K
period 1997-12-31
MALLON RESOURCES CORP
filed 1998-03-31
CIK 837759

Securities and Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-K

(mark one)
[X]   Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

or
[   ]  Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from __________________________ to ___________________________.

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

Registrant's telephone number, including area code: (303) 293-2333

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

As of the close of business on March 24, 1998, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant, based upon the sales price for a share of the registrant's Common Stock as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $59,932,000.

As of March 24, 1998, 6,996,200 shares of the registrant's Common
Stock, par value $0.01 per share, were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.     [X]

Documents Incorporated By Reference:

Portions of the registrant's Proxy Statement relating to its 1998
Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

Mallon Resources Corporation

Form 10-K
for the fiscal year ended
December 31, 1997

Table of Contents
PART I                                                     Page

Items 1 and 2 Business and Properties                        1
                General History                              1
                Overview of Oil and Gas Operations           1
                Selected Fields and Areas of Interest        2
                Acreage                                      4
                Proved Reserves                              4
                Drilling Activity                            5
                Productive Wells                             5
                Production and Sales                         6
                Marketing                                    6
                Corporate Offices; Officers, Directors
                   and Key Employees                         6
                Laguna Gold Company                          8
                Cautionary Statement Regarding Forward-
                   Looking Statements                        9
                Special Considerations                       9
Item  3       Legal Proceedings                             13
Item  4       Submission of Matters to a Vote of
                Security Holders                            13
PART II
Item  5       Market for the Registrant's Common Equity
                and Related Stockholder Matters             14
                Price Range of Common Stock                 14
                Holders                                     14
                Dividend Policy                             14
Item  6       Selected Financial Data                       15
Item  7       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  16
                Overview                                    16
                Liquidity and Capital Resources             16
                Results of Operations                       18
                Hedging Activities                          21
                Miscellaneous                               22
Item  8       Financial Statements and Supplementary Data   22
Item  9       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure      22
PART III
Item 10       Directors and Executive Officers of the
                Registrant                                  23
Item 11       Executive Compensation                        23
Item 12       Security Ownership of Certain Beneficial
                Owners and Management                       23
Item 13       Certain Relationships and Related
                Transactions                                23
PART IV
Item 14       Exhibits, Financial Statements and Reports
                on Form 8-K                                 23
SIGNATURES                                                  25
EXHIBIT INDEX                                               26
GLOSSARY OF TERMS                                           27
CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                 F-1
Report of Independent Public Accountants                   F-2
Report of Independent Accountants                          F-3
Consolidated Balance Sheets                                F-4
Consolidated Statements of Operations                      F-5
Consolidated Statements of Shareholders' Equity            F-6
Consolidated Statements of Cash Flows                      F-7
Notes to Consolidated Financial Statements                 F-9

PART I
ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

General History
Mallon Resources Corporation, a Colorado corporation (the "Company"), is engaged in the domestic oil and gas development, exploration and production business through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"). Substantially all of the Company's estimated proved reserves are located in the San Juan and Delaware Basins of New Mexico, where the Company has been active since 1982. The Company has accumulated significant acreage positions in these two basins, where the Company believes its technical and operational experience and its database of information enable it to effectively exploit and develop its properties. The Company currently has identified in excess of 300 potential drilling and recompletion locations on its acreage in the San Juan and Delaware Basins.

The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MLRC." The Company's executive offices are at 999 18th Street, Suite 1700, Denver, Colorado 80202 (telephone 303/293-2333). The Company's Transfer Agent is Securities Transfer Corporation, Dallas, Texas.

Overview of Oil and Gas Operations
The Company's oil and gas operations are conducted primarily in the State of New Mexico. The Company's activities are focused in the San Juan Basin of northwest New Mexico where it has been active since 1984 and in the Delaware Basin of southeast New Mexico where it has been active since 1982. Due to its substantial acreage positions and operating experience in these areas, the Company intends to continue to concentrate its operational efforts on these two basins for the foreseeable future.

The Company's primary business strategy is to increase its proved oil and gas reserves and its cash flows by means of its drilling and recompletion activities in the San Juan and Delaware Basins.
The principal components of this strategy are:

- Development of Existing Acreage. The Company's primary operating strategy is to increase its proved reserves through relatively lower-risk activities such as development drilling, recompletions of existing wells into additional productive zones, multi-zone completions and enhanced recovery activities.

- Exploration Through Exploitation. Numerous potentially productive geologic formations tend to be stacked atop one another in the San Juan and Delaware Basins, allowing the Company to (i) target multiple potential pay zones in most wells, thus reducing drilling risks, and (ii) conduct exploration operations in conjunction with its development drilling. Wells drilled to one horizon offer opportunities to examine up-hole zones or can be drilled to deeper prospective formations for relatively little additional cost.

- Control of Operations. For the year ended December 31, 1997, approximately 77% of the Company's production on a BOE basis was produced from properties operated by the Company. The Company believes that this level of operating control, combined with the Company's operating experience in the San Juan and Delaware Basins, allows the Company to better control ongoing operations and costs, field development decisions, and the timing and nature of capital expenditures.

- Strategic Acquisitions. The Company also makes acquisitions of properties located within its core areas of operations.
The Company believes that its knowledge of the San Juan and Delaware Basins allows the Company to effectively identify and evaluate valuable acquisition opportunities. Strategic acquisitions may include increasing the Company's ownership interest in fields where the Company has an existing interest or acquiring additional property interests in the San Juan and Delaware Basins.

In September 1993, in a significant acquisition, the Company purchased its core group of Delaware Basin properties from Pennzoil Exploration and Production Company. In January 1997, in an important transaction, the Company acquired additional interests in some of its key San Juan Basin gas properties and became operator of those properties.

In October 1996 and December 1997, the Company completed significant financings in which it sold an aggregate of 4.6 million shares of common stock for combined net proceeds of approximately $32.8 million. These financings have enabled the Company to accelerate the pace of its development and exploitation of its substantial inventory of oil and gas properties.

The Company increased its estimated proved reserves from 2.2 MMBOE as of December 31, 1992, to 9.7 MMBOE as of December 31, 1997, a 341% increase. As of December 31, 1997, the Company's proved reserves, as estimated by its independent petroleum engineers, Ryder Scott Company Petroleum Engineers ("Ryder Scott"), consisted of 1.4 MMBbls of crude oil and 49.872 Bcf of natural gas, with a Pre-tax SEC 10 Value of $47.9 million. At December 31, 1997, the Company owned interests in 243 gross (91.71 net) producing wells and operated 124, or 51%, of them.

Selected Fields and Areas of Interest
The Company's activities are focused in the San Juan Basin of northwestern New Mexico and in the Delaware Basin of southeastern New Mexico. At December 31, 1997, these areas accounted for substantially all of the Company's estimated proved reserves, with 6.7 MMBOE attributable to the Company's San Juan Basin properties and 3.0 MMBOE attributable to its Delaware Basin properties.

San Juan Basin, Northwestern New Mexico
The Company has been active in the San Juan Basin since 1984, where its primary areas of interest are the East Blanco, Gavilan and Otero areas. At December 31, 1997, the Company owned interests in approximately 35,400 gross (23,100 net) acres of oil and gas leases in the San Juan Basin. Wells on these leases produce from a variety of zones in the Ojo Alamo, Pictured Cliffs, Mesaverde, Mancos and Dakota formations. The Company has budgeted capital expenditures of approximately $14.1 million in the San Juan Basin for 1998. The actual amount expended in 1998 may vary, possibly substantially, from the budgeted amount due to circumstances not currently foreseeable, including changes in plans as drilling results indicate the desirability of increases or decreases in emphasis on certain properties, new acquisitions, and other factors.

East Blanco Area, Rio Arriba County, New Mexico. This area has been under development by the Company since 1986. In transactions completed in 1997, the Company increased its ownership interest in this area to an average 86% working interest in a 23,400 acre block and became operator of the acreage. All production in the area has been natural gas. East Blanco wells typically contain reserves in more than one productive zone, primarily in the Pictured Cliffs Sandstone at approximately 4,000 feet and the Ojo Alamo Sandstone at approximately 3,200 feet. The wells also penetrate the Fruitland Coal Formation at approximately 3,800 feet, which is productive in fields adjacent to East Blanco. During 1997, the Company recompleted 11 gas wells in the Ojo Alamo Sandstone. The Company has identified approximately 100 potential drilling and recompletion locations on its East Blanco acreage. In 1998, the Company plans to drill or recomplete 41 wells in the Ojo Alamo, most of which are expected to also test the Pictured Cliffs Sandstone and Fruitland Coal, and several of which may explore the Mesaverde Group. As of December 31, 1997, the Company's estimated proved reserves in the East Blanco area accounted for approximately 68% of the Company's total estimated proved reserves.

Gavilan Field, Rio Arriba County, New Mexico. The Company owns and operates seven wells on approximately 1,200 gross (1,150 net) acres in this field, with an average 34% working interest. Current production is primarily natural gas from the Mancos Shale at approximately 6,900 feet and from the Menefee Formation at approximately 5,400 feet. In 1997, the Company re-entered one well and established gas production from the Pictured Cliffs Sandstone.

Otero Field, Rio Arriba County, New Mexico. The Company owns and operates three wells on approximately 4,500 gross (3,900 net) acres in this field, with an average 90% working interest. The wells produce oil from the Mancos Shale at approximately 4,700 feet. In 1997, the Company drilled and completed an oil well in a 700 feet-thick interval in the Mancos Shale, and may drill one well in this field in 1998, which will commingle production from the Pictured Cliffs, Mesaverde, and Mancos.

Delaware Basin, Southeastern New Mexico
The Delaware Basin has been an area of significant activity for the Company since 1982, when the Company acquired an interest in the Brushy Draw Field. Wells in the Delaware Basin produce from a variety of formations, the principal of which are the Cherry Canyon, Brushy Canyon, Bone Spring Limestone, Strawn and Morrow Formations. These formations each contain multiple potentially productive zones. The Cherry Canyon and Brushy Canyon Formations and the Bone Spring Limestone primarily produce oil at shallow to medium drilling depths, while the deeper Strawn and Morrow generally produce natural gas. The Company's primary properties in the Delaware Basin are in the White City, Black River, South Carlsbad, Lea Northeast, and Quail Ridge Fields. The Company also continues to assess potential in its Shipp, Lovington Northeast and Brushy Draw properties. The Company owns interests in approximately 24,700 gross (19,400 net) acres of oil and gas leases in the Delaware Basin. The Company has budgeted capital expenditures of approximately $10.6 million in the Delaware Basin for 1998. The actual amount expended in 1998 may vary, possibly substantially, from the budgeted amount due to circumstances not currently foreseeable, including changes in plans as drilling results indicate the desirability of increases or decreases in emphasis on certain properties, new acquisitions, and other factors.

White City, Black River, and South Carlsbad Fields, Eddy County, New Mexico. The Company owns and operates a total of approximately 11,600 gross (4,400 net) acres in these fields, with an average working interest of 34%. These adjacent fields have been the focus of much of the Company's recompletion and development activities since 1993. In 1997, the Company initiated a multiple-well drilling program to evaluate the shallow Cherry Canyon and Brushy Canyon Formations, which contain multiple potential zones between 2,500 and 5,300 feet. During 1997, the Company drilled or recompleted nine wells in the program resulting in the discovery of new widespread oil accumulations within the multiple zones in the Cherry Canyon and Brushy Canyon Formations. Evaluation of these oil accumulations will proceed in 1998. The Company also continues its Morrow exploitation program, which began in 1996. During drilling, a deep Morrow well tested gas from a Wolfcamp zone at 9,430 feet and from the uppermost zone in the Morrow Formation at a depth of 11,120 feet. An additional Morrow well is planned for 1998, which will also explore for the various up-hole zones with oil and gas potential in the Cherry Canyon, Brushy Canyon, Wolfcamp, Canyon, Strawn and Atoka Formations. As of December 31, 1997, the Company's estimated proved reserves in these three fields were 921 MBOE, or approximately 10% of the Company's total estimated proved reserves.

Lea Northeast Field, Lea County, New Mexico. The Company owns and operates approximately 2,400 gross (1,400 net) acres in this field, with an average working interest of approximately 64%.
The Company continues its active drilling program to develop the Cherry Canyon play in this field which was begun in 1994. Additional deeper oil zones were targeted in this program for drilling in 1997, and during 1997 nine wells were drilled or recompleted to exploit and explore oil zones in the Cherry Canyon, Brushy Canyon and Bone Spring. This drilling resulted in further extending the productive limits of the Cherry Canyon between 5,700 and 6,000 feet, extending the productive limits of the Bone Spring at 10,150 feet, as well as the discovery of a new Bone Spring oil accumulation at 9,700 feet. This drilling also identified oil potential in a new Brushy Canyon zone at 7,300 feet. For 1998, the Company has planned six wells to continue the exploitation and exploration of these multiple zones throughout the Lea Northeast Field and into adjacent Company acreage. The Company intends to drill additional wells in Lea Northeast during 1998 and has delineated 30 additional locations in the field. As of December 31, 1997, the Company's estimated proved reserves in Lea Northeast Field were 575 MBOE or approximately 6% of the Company's total estimated proved reserves.

Quail Ridge, Lea County, New Mexico. Adjacent to Lea Northeast, the Company controls an approximate 3,400 gross (1,450 net) acre block on which it operates wells producing from the Bone Spring and Morrow. The Quail Ridge Field has primarily produced gas from the Morrow at depths of approximately 13,500 feet. The Company currently has an interest in 11 wells in this area and operates six of them. During 1997, the Company drilled five wells here, including a successful 13,700 foot well to the Morrow, which has extended the productive limits of the Morrow in the Quail Ridge Field. In addition, this well tested oil from the Strawn while drilling at 12,220 feet, and identified multiple potential oil zones in the Cherry Canyon and Brushy Canyon Formations. For 1998, the Company has planned six wells to continue the exploration and exploitation of oil and gas in the Cherry Canyon, Brushy Canyon, Bone Spring, Strawn and Morrow.
The Company controls an approximate 36% working interest in this acreage.

Shipp and Lovington Northeast Fields, Lea County, New Mexico. Shipp and Lovington Fields are comprised of a collection of individual reservoirs, or algal mounds, in a Strawn Formation interval at depths of approximately 11,500 feet. The mounds range in size from 100 to 700 acres. The Company has interests in 33 wells and operates 21 wells in these adjacent fields. During 1996, the Company initiated a low installation cost pilot waterflood project on one of these mounds. The Company will evaluate the success of this secondary recovery project and determine the feasibility of expanding the project to other mounds in the fields. The Company's working interest averages 36% in Lovington Northeast and 53% in Shipp.

Brushy Draw Field, Eddy County, New Mexico. The Company's initial drilling and field development began here in 1982. Current production is from the base of the Cherry Canyon Formation, at a depth of approximately 5,000 feet. The Company operates 14 wells with an average working interest of 64%. In 1997, the Company drilled and completed one Cherry Canyon development well in the Brushy Draw Field.

Other Areas
All of the Company's oil and gas operations are currently conducted on-shore in the United States. In addition to the properties described above, the Company has properties in the states of Colorado, Oklahoma, Wyoming, North Dakota and Alabama. While the Company intends to continue to produce its existing wells in those states, it currently does not expect to engage in any development activities in those areas.

Acreage
The majority of the Company's producing oil and gas properties are located on leased land held by the Company for as long as production is maintained. The Company believes it has satisfactory title to its oil and gas properties based on standards prevalent in the oil and gas industry, subject to exceptions that do not detract materially from the value of the properties. The following table summarizes the Company's oil and gas acreage holdings as of December 31, 1997:

                             Developed           Undeveloped
    Area                     Gross     Net       Gross     Net
San Juan Basin               10,948    4,623     24,452   18,477
Delaware Basin               23,002   18,975      1,760      462
Other                        10,225    3,953      2,931       50

    Total                    44,175   27,551     29,143   18,989
                             ======   ======     ======   ======

Much of the Delaware Basin developed acreage relates to deeper natural gas zones as to which larger spacing rules apply. Most of this developed acreage is undeveloped as to shallower zones.

Proved Reserves

The following table sets forth summary information concerning the Company's estimated proved oil and gas reserves as of December 31, 1997, based upon a report prepared by Ryder Scott. All calculations have been made in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") and give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%.


                                             December 31, 1997
Proved Reserves:
   Oil (MBbl)                                        1,381
   Natural gas (MMcf)                               49,872
   Total (MBOE)                                      9,693
Proved Developed Reserves:
   Oil (MBbl)                                        1,110
   Natural gas (MMcf)                               24,709
   Total (MBOE)                                      5,228
Pre-tax SEC 10 Value (in thousands)                $47,890

Drilling Activity
The following table sets forth, for each of the last three years, the development drilling activities conducted by the Company:

                   Gross Wells                Net Wells
            Productive   Dry   Total    Productive   Dry   Total
1995 (1)         8        1       9        4.94     0.68    5.62
1996             4        1       5        2.69     0.34    3.03
1997 (2)        23        3      26       12.99     0.84   13.83
__________

(1)  Includes one gross (0.3 net) productive exploratory well.
(2)  Includes one gross (0.0225 net) dry exploratory well.
From January 1, 1998 through March 24, 1998, the Company engaged in the drilling of 13 gross (11.67 net) wells and the recompleting of 6 gross (4.78 net) wells that are not reflected in the foregoing table.

Productive Wells
The following table summarizes the Company's gross and net interests in productive wells at December 31, 1997. Net interests represented in the table are net "working interests" which bear the cost of operations.

                    Gross Wells                 Net Wells
               Oil  Natural Gas  Total    Oil  Natural Gas  Total
San Juan Basin   4    37         41        4.03   27.96     31.99
Delaware Basin 112    67        179       42.92   14.56     57.48
Other           15     8         23        1.60    0.64      2.24

    Total      131   112        243       48.55   43.16     91.71
               ===   ===        ===       =====   =====     =====

In addition, the Company owns interests in four waterflood units in the Delaware Basin, which contain a total of approximately 550 gross wells (8.5 net wells), and 4 gross (2.13 net) salt water disposal wells.

Production and Sales
The following table sets forth information concerning the Company's total oil and gas production and sales for each of the last three fiscal years.


                                         Year Ended December 31,
                                          1997     1996     1995
Net Production:
   Oil (MBbl) (1)                          196      174      173
   Natural gas (MMcf) (1)      	         2,350    1,286    1,238
   Total (MBOE)                            588      388      379

Average Sales Price Realized (2):
   Oil (per Bbl)                        $19.31   $18.05   $16.45
   Natural gas (per Mcf)                $ 2.04   $ 2.11   $ 1.58
   Per BOE                              $14.60   $15.09   $12.66

Average Cost (per BOE):
   Production tax and marketing expense $ 1.91   $ 1.84   $ 1.54
   Lease operating expense              $ 3.25   $ 3.96   $ 3.39
   Depletion                            $ 4.43   $ 4.96   $ 5.70
__________

(1) Includes 26 MBbl and 692 MMcf in 1995 delivered pursuant to the terms of a volumetric production payment agreement.
(2)  Includes effects of hedging.

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

Corporate Offices; Officers, Directors and Key Employees
The Company's principal office is located at 999 18th Street, Suite 1700, Denver, Colorado 80202. The Company's phone number is (303) 293-2333. The Company employs 19 full-time employees and one part-time employee at this office. The Company maintains an oil field operations office in Carlsbad, New Mexico, where it employs nine individuals.

The following are the members of the Company's Board of Directors and the Company's executive officers:

     Name              Age  Title(s)

George O. Mallon, Jr.   53   Director, Chairman of the Board and President
Kevin M. Fitzgerald     43   Director and Executive Vice President
Roy K. Ross             47   Director, Executive Vice President,
                             Secretary and General Counsel
Frank Douglass          64   Director
Roger R. Mitchell       65   Director
Francis J. Reinhardt,Jr.68   Director
Peter H. Blum           40   Director
Alfonso R. Lopez        49   Vice President-Finance and Treasurer

The directors serve until the next annual meeting of shareholders. Following are brief descriptions of the business experience of the Company's directors and executive officers:

George O. Mallon, Jr. has been the President and Chairman of the Board of the Company since December 1988. He formed Mallon Oil in 1979 and was a co-founder of Laguna Gold Company ("Laguna") in 1980. He is now a director of Laguna. Mr. Mallon earned a B.S. degree in Business from the University of Alabama in 1965 and an M.B.A. degree from the University of Colorado in 1977.

Kevin M. Fitzgerald has been Executive Vice President of the Company since June 1990. He joined Mallon Oil in 1983 as Petroleum Engineer and served as Vice President of Engineering from 1987 through December 1988, when he became President of that company. Mr. Fitzgerald was Vice President, Oil and Gas Operations for the Company from 1988 through October 1990, when he was named Executive Vice President. Mr. Fitzgerald earned a B.S. degree in Petroleum Engineering from the University of Oklahoma in 1978.

Roy K. Ross has been Executive Vice President and General Counsel of the Company since 1992. He was named Secretary of the Company in 1997. From June 1976 through September 1992, Mr. Ross was an attorney in private practice with the Denver-based law firm of Holme Roberts & Owen. Mr. Ross is also Executive Vice President, Secretary, General Counsel and a director of Mallon Oil and Laguna. He earned his B.A. degree in Economics from Michigan State University in 1973 and his J.D. degree from Brigham Young University in 1976.

Frank Douglass has been a director of the Company since 1988. He is a Senior Partner in the Texas law firm of Scott, Douglass & McConnico, LLP, where he has been a partner since 1976. Mr. Douglass earned a B.B.A. degree from Southwestern University in 1953 and a L.L.B. degree from the University of Texas School of Law in 1958.

Roger R. Mitchell has been a director of the Company since 1990. In December 1992, Mr. Mitchell retired, although he continues to provide consulting services to various businesses on a part-time basis. He earned a B.S. degree in Business from Indiana University in 1954 and an M.B.A. degree from Indiana University in 1956.

Francis J. Reinhardt, Jr. has been a director of the Company since 1994. He is with the New York investment banking firm of Carl H. Pforzheimer & Co., where he has been a partner since 1966. He is a member and past president of the National Association of Petroleum Investment Analysts. Mr. Reinhardt is also a director of The Exploration Company of Louisiana, a public company engaged in the oil and gas business. Mr. Reinhardt holds a B.S. degree from Seton Hall University and an M.B.A. from New York University.

Peter H. Blum became a director of the Company in January 1998. He has been an energy investment banker since 1982. Since 1997, Mr. Blum has been Senior Managing Director, head of investment banking, for the investment banking firm Gaines, Berland Inc. From 1995 to 1997, Mr. Blum held the position of Managing Director, head of energy banking, with the investment banking firm Rodman & Renshaw, Inc. From 1992 to 1995, Mr. Blum held various positions with the investment banking firm Mabon Securities, Inc. Mr. Blum earned a B.B.A. degree in accounting from the University of Wisconsin in 1979.

Alfonso R. Lopez joined the Company in July 1996 as Vice President-Finance and Treasurer. He was Vice President-Finance for Consolidated Oil & Gas, Inc. (now Hugoton Energy Corporation) from 1993 to 1995. Mr. Lopez was a consultant from 1991 to 1992. From 1981 to 1990, he was Controller for Decalta International Corporation, a Denver-based exploration and production company. He served as Controller for Western Crude Oil, Inc. (now Texaco Trading and Transportation, Inc.) from 1978 to 1981. Mr. Lopez is a certified public accountant and was with Arthur Young & Company (now Ernst & Young) from 1970 to 1978. Mr. Lopez earned his B.A. degree in Accounting and Business Administration from Adams State College in Colorado in 1970.

Key Employees
Employees who are instrumental to the Company's success include the following individuals:

Ray E. Jones is Vice President-Engineering of Mallon Oil. Before joining the Company in January 1994, Mr. Jones spent eight years with Jerry R. Bergeson & Associates (now GeoQuest), an independent consulting firm, where he did reservoir engineering, field studies and reserve evaluations and taught industry courses in basic reservoir engineering, reservoir simulation and well testing. Mr. Jones graduated from Colorado School of Mines in 1979 and is a registered professional engineer.

Randy Stalcup has been the Vice President-Land of Mallon Oil since April 1994. Prior to joining the Company, Mr. Stalcup was employed by Beard Oil Company for 13 years, where he was the Acquisition and Unitization Manager from 1989. Mr. Stalcup, a Certified Professional Landman, earned his B.B.A. degree in Petroleum Land Management from the University of Oklahoma in 1979.

Wendell A. Bond has been Vice President-Exploration of Mallon Oil since December 1996. Prior to joining the Company on a full-time basis, Mr. Bond was an independent geological consultant to the Company since July 1994. Mr. Bond has 24 years of experience in the petroleum industry, both domestically and internationally. Prior to joining the Company, he was president of Wendell A. Bond, Inc., a company specializing in petroleum geological consulting services that he formed in 1988. Prior to 1988, Mr. Bond had been employed in a variety of positions for several independent and major oil and gas companies, including Project Geologist for Webb Resources, District Geologist for Sohio Petroleum and Chief Geologist for Samuel Gary Jr. & Associates. Mr. Bond earned his B.S. degree in geology from Capital University, Columbus, Ohio and his M.S. degree in geology from the University of Colorado.

Donald M. Erickson, Jr. has been Vice President-Operations of Mallon Oil since February 1997. Mr. Erickson has more than 21 years of experience in oil field operations. Prior to joining the Company, he was Operations Manager for Presidio Exploration, Inc. (which was merged into Tom Brown Inc.) from December 1988. Mr. Erickson earned a Heating and Cooling Technical Degree from Central Technical Community College in Hastings, Nebraska in 1975 and has studied Mechanical Engineering at the University of Denver.

Duane C. Winkler is Production Superintendent of Mallon Oil, working out of the Carlsbad, New Mexico office. Before joining the Company in October 1993, he was employed by Natural Gas Processing as Production Superintendent from 1986 to 1993. Mr. Winkler, who has 25 years of experience in drilling, completion and production operations, completed his Associates of Engineering Certificate from Central Wyoming College in 1996.

Laguna Gold Company
The Company currently owns an approximate 49% interest in Laguna, a gold mining company whose common shares are listed on The Toronto Stock Exchange under the trading symbol "LGC." Laguna is engaged in the exploration for and development of precious metals in Costa Rica, where it holds mineral concessions issued by the Government of Costa Rica. The concessions contain the Rio Chiquito Deposit. Laguna commenced active exploration and evaluation of Rio Chiquito in March 1984. In October 1987, Laguna commenced a small pilot heap leach mining operation at the Rio Chiquito Deposit. In July 1989, Laguna concluded that efficient commercial exploitation of the project would require a substantially larger operation than the pilot project. Accordingly, the project was suspended pending additional development and funding. The pilot project produced a total of 3,800 ounces of gold and 28,600 ounces of silver.

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

Oil and Gas Prices; Hedging
The Company's oil and gas revenues and profitability are substantially affected by prevailing prices for oil and natural gas. Hydrocarbon prices can be extremely volatile. In general, hydrocarbon prices are affected by numerous factors such as economic, political and regulatory developments. The unsettled nature of the energy market, which is sensitive to foreign political and military events and the unpredictability of the actions of the Organization of Petroleum Exporting Countries, makes it particularly difficult to estimate future prices of oil and natural gas. Any significant decline in prices of oil or natural gas for an extended period could have a material adverse effect on the Company's financial condition, liquidity and results of operations. Additionally, the Company's sales of oil and natural gas are often made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging transactions with respect to a portion of its expected future production. There can be no assurance, however, that such hedging transactions will significantly mitigate the effect of any substantial or extended decline in oil or natural gas prices.

Marketability of Production
The marketability of the Company's production depends upon the availability and capacity of pipelines and gas gathering systems, processing facilities, the effect of federal and state regulation of such production and transportation, general economic conditions and changes in demand, all of which could adversely affect the Company's ability to market its production. All of these factors are beyond the control of the Company, and the Company is limited in its ability to protect its economic interests from their effect. The Company conducts substantially all of its operations in the San Juan and Delaware Basins in the State of New Mexico and, consequently, is particularly sensitive to marketing constraints that exist or may arise in the future in those areas. Historically, due to the San Juan Basin's relatively isolated location and the resulting limited access of its natural gas production to the marketplace, natural gas produced in the San Juan Basin has tended to command prices that are lower than natural gas prices that prevail in other areas.

Geographic Concentration of Operations
Substantially all of the Company's operations are currently located in two geologic basins in New Mexico. Because of this geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production, including weather and natural disasters, may impact the Company more than if its operations were more geographically diversified.

Uncertainty of Estimates of Reserves and Future Net Revenues
This report contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon a reserve report prepared by independent engineers who rely upon various assumptions, including assumptions required by the Commission, as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reserve report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

Approximately 46% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the reserve report prepared by Ryder Scott as of December 31, 1997, assumes, based on the Company's estimates, that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

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

Operating Hazards; Uninsured Risks
The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and related suspension of operations. Gathering systems and processing plants are subject to many of the same hazards, and any significant problems related to those facilities could adversely affect the Company's ability to market its production. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered or that particular wells will not produce at economic levels. The cost of drilling, completing and operating wells may vary from initial estimates. Drilling activities may be curtailed, delayed or canceled as a result of numerous factors outside the Company's control, including but not limited to title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of drilling rigs or other equipment. The Company maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. Furthermore, the Company cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.

Working Capital Requirements
Due to its active development and exploration program, the Company has substantial working capital requirements. The Company's current operating budget for 1998 calls for capital expenditures of approximately $24.7 million. The actual amount expended in 1998 may vary, possibly substantially, from the budgeted amount due to circumstances not currently foreseeable, including changes in plans as drilling results indicate the desirability of increases or decreases in emphasis on certain properties, new acquisitions, and other factors. While the Company believes that the net proceeds from its December 1997 equity offering, cash flow from operations, and funds available under the Company's credit facility should allow the Company to successfully implement its present business strategy, additional financing may be required in the future to fund the Company's developmental and exploratory drilling. No assurances can be given as to the availability or terms of any such additional financing that may be required. In the event such capital resources are not available to the Company, its drilling activity may be curtailed. Shareholders' interests may be diluted if equity financing is used to fund the Company's working capital requirements.

Competition
The oil and natural gas industry is intensely competitive. Competition is particularly intense in the acquisition of prospective oil and natural gas properties and oil and gas reserves. The Company's competitive position depends on its geological, geophysical and engineering expertise, its financial resources, its ability to develop its properties and its ability to select, acquire and develop proved reserves. The Company competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources. Many such companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also carry on refining operations, generate electricity and market refined products. The Company also competes with major and independent oil and gas companies in the marketing and sale of oil and gas to transporters, distributors and end users. There is also competition between the oil and natural gas industry and other industries supplying energy and fuel to industrial, commercial and individual consumers. The Company also competes with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Such equipment may be in short supply from time to time. Finally, companies not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Such companies will also provide competition for the Company. The Company's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect its ability to market its oil and natural gas production. The prices of oil and natural gas realized by the Company are both highly volatile and generally dependent on world supply and demand. Declines in crude oil prices or natural gas prices adversely impact the Company's activities. The Company's financial position and resources may also adversely affect the Company's competitive position. Lack of available funds or financing alternatives will prevent the Company from executing its operating strategy and from deriving the expected benefits therefrom.

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

Environmental Matters
The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governmental agencies and third parties, and may require the Company to incur costs to remedy such discharges. Oil, natural gas and other pollutants (including salt water brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and tailings ponds, and sudden discharges from damage or explosion at natural gas facilities, oil and gas wells or other facilities. Discharged hydrocarbons and other pollutants may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal, state and foreign laws and regulations govern the environmental aspects of oil and natural gas exploration, production and transportation and may, in addition to other laws and regulations, impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other failures to comply with those laws and regulations. Compliance with environmental quality requirements and reclamation laws imposed by governmental authorities may necessitate significant capital outlays, may materially affect the acquisition or operating costs of a given property, or may cause material changes or delays in the Company's intended activities. For example, a Federal court recently ruled that the Environmental Protection Agency is required to regulate the injection of materials into existing wells to stimulate production. Management of the Company does not believe that its environmental, health, and safety risks are materially different from those of comparable companies engaged in similar businesses. Nevertheless, new or different environmental standards imposed in the future may adversely affect the Company's activities and there can be no assurance that significant costs for compliance will not be incurred in the future. Moreover, no assurance can be given that environmental laws will not, in the future, result in curtailment of production or material increases in the cost of exploration, development or production or otherwise adversely affect the Company's operations and financial condition.

Reliance on Key Personnel
The Company is dependent upon its executive officers and key employees. The unexpected loss of services of one or more of these individuals could have a detrimental effect on the Company. The Company does not maintain key man insurance on any of its executive officers or key employees. In addition, the continued growth and expansion of the Company will depend upon, among other factors, the successful retention of skilled and experienced management and technical personnel.

Ownership Interest in Laguna; Write-down
At December 31, 1997, the Company owned approximately 46% of the outstanding common stock of Laguna, a gold mining company whose common shares are listed on The Toronto Stock Exchange under the trading symbol "LGC." Since that date, Laguna has converted a promissory note payable to the Company into additional shares of Laguna common stock; as a result, the Company currently owns approximately 49% of Laguna's outstanding common stock. As discussed in Note 3 to the Company's consolidated financial statements, because the Company's interest in Laguna was reduced from an approximate 56% interest at the beginning of the year ended December 31, 1997, to less than a majority interest by the end of the year, the Company has de-consolidated Laguna from the Company's financial statements and now accounts for its investment in Laguna using the equity method of accounting.

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires that an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated future undiscounted net cash flow projections developed by Laguna to assess the recoverability of its properties include consideration of the following factors, among others: projected mineable resources based upon third party engineering reports; estimated capital expenditures required to put the mine on production; projected rates of gold and silver production; estimated waste handling and stripping costs; projected mine life; recovery rates for gold and silver; and estimated gold and silver prices. The timing of projected cash flows is based on the estimated mine life and the estimated cost to bring the mine into production. The testing takes into account the type of processing proposed - either a mill or a heap leach - and the timing of the capital expenditures required. The budgeted capital expenditures are varied depending on the type of process assumed. Laguna's SFAS 121 impairment testing at December 31, 1997 concluded that an impairment loss of approximately $9,319,000 was required to be recognized in fourth quarter 1997 due to continued depressed gold prices. The Company's share of Laguna's 1997 net loss was in excess of the Company's carrying value of its investment in and advances to Laguna by approximately $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000 and is reflected as equity in loss of affiliate on the Company's 1997 consolidated statement of operations. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

Lack of Profitable Operations
The Company recorded net losses for 1993, 1994, 1995, 1996 and 1997 of $1,187,000, $1,631,000, $1,929,000, $1,837,000 and
$3,704,000, respectively. The Company's ability to continue in business and maintain its financing arrangements would be adversely affected by a continued lack of profitability.

Absence of Dividends
The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving line of credit contains a prohibition on the payment of cash dividends without the bank's consent.

Anti-Takeover Provisions
In April 1997, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to insure that all shareholders of the Company receive fair value for their Common Stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. While the Rights Plan is not intended to prevent an acquisition of the Company on terms that are favorable and fair to all shareholders, its existence may discourage potential purchasers. The Company is not aware of any plan or intention by any person to attempt a takeover of the Company.

The Company's Restated Articles of Incorporation impose restrictions on changes in control of the Company. The existence of these provisions may discourage a party from making a tender offer for or otherwise seeking to obtain control of the Company.

Series B Preferred Stock - Right to Elect Directors in Certain
Circumstances
Under the terms of the Company's Series B Preferred Stock, if the Company has outstanding unpaid cumulative dividends on the Series B Preferred Stock for three quarterly dividend periods, and until such cumulative dividends have been paid in full, the holders of shares of Series B Preferred Stock, voting separately as a class, have the right to elect two additional members to the Company's Board of Directors. While any such directors would not constitute a majority of the Board of Directors, it is probable that they would attempt to influence the Board of Directors, as a whole, to support the satisfaction of the claims of the holders of the Series B Preferred Stock.

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

                                              High       Low
Year Ending December 31, 1996:
   First Quarter                           $ 8.2500    $5.5000
   Second Quarter                           11.0000     6.0000
   Third Quarter                             8.5000     5.0000
   Fourth Quarter                            9.6250     6.5000
Year Ending December 31, 1997:
   First Quarter                           $10.5000    $7.1250
   Second Quarter                            9.7500     6.7500
   Third Quarter                            12.3750     7.3750
   Fourth Quarter                           13.0000     7.8125
Year Ending December 31, 1998:
   First Quarter (through March 24)        $ 9.2500    $7.2500

Holders
As of March 24, 1998, there were approximately 660 shareholders of record of the Common Stock.

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

ITEM 6:  SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1997. This information should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations," included elsewhere herein.


                                                               Year Ended December 31,
                                                 1997(1)     1996      1995       1994       1993
                                                        (In thousands, except per share data)
Selected Statements of Operations Data:
  Revenues:
    Oil and gas sales                            $ 8,582   $ 5,854    $ 4,800    $ 4,629    $ 2,061
    Other                                             69       512        470        106        129
                                                   8,651     6,366      5,270      4,735      2,190

  Costs and expenses:
    Oil and gas production                         3,037     2,249      1,868      2,024        976
    Mining project expenses                           --     1,014        838        459        390
    Depreciation, depletion and amortization       2,725     2,095      2,340      2,409        937
    Impairment of oil and gas properties              24       264         --         --         --
    Impairment of mining properties                  350        --         --         --         --
    General and administrative                     2,274     1,845      1,467      1,342        825
    Interest and other                               701       842        433        132        249
                                                   9,111     8,309      6,946      6,366      3,377

  Minority interest in loss of consolidated
   subsidiary                                         --       266         --         --         --
  Equity in loss of affiliate                     (3,244)       --         --         --         --
  Loss before extraordinary item                  (3,704)   (1,677)    (1,676)    (1,631)     (1,187)

  Extraordinary loss on early retirement of debt      --      (160)      (253)        --          --
  Net loss                                        (3,704)   (1,837)    (1,929)    (1,631)     (1,187)

  Dividends on preferred stock and accretion        (185)     (376)      (360)      (258)         --
  Preferred stock conversion inducement             (403)       --         --         --          --
  Gain on redemption of preferred stock                --    3,743         --         --          --
  Net income (loss) attributable to common
     shareholders (2)                             $(4,292)  $1,530    $(2,289)   $(1,889)   $ (1,187)
                                                  =======   ======    =======    =======    ========
  Basic loss per share (3):
    Loss attributable to common shareholders
      before extraordinary item                   $ (0.92)  $(0.82)   $ (1.05)   $ (0.99)   $ (0.87)
    Extraordinary loss                                 --    (0.06)     (0.13)        --         --

    Net loss attributable to common
      shareholders (4)                            $ (0.92)  $(0.88)   $ (1.18)   $ (0.99)   $ (0.87)
                                                  =======   ======    =======    =======    =======

  Weighted average shares outstanding               4,682    2,512      1,947      1,916      1,368

Selected Other Data:
  Capital expenditures                             20,169    6,339      3,995      2,379     20,612

Selected Balance Sheet Data:
  Working capital (deficit)                       $ 1,190   $5,365    $  (476)   $(1,764)   $   462
  Total assets                                     51,426   41,400     31,635     28,226     28,773
  Long-term debt (5)                                    1    3,511     10,037         --         20
  Mandatorily redeemable preferred stock            1,317    3,900      3,844      3,804         --
  Shareholders' equity                             40,196   21,904     11,760     13,549     15,029
______________

(1) As a result of reducing its ownership interest in Laguna, the Company accounted for its investment in Laguna as of and for the year ended December 31, 1997 using the equity method of accounting. Pursuant to the rules of the Commission, the Company may not restate prior year financial information to reflect the use of the equity method. Accordingly, the Company's results for 1996, 1995, 1994 and 1993 are consolidated with Laguna's.

(2) At December 31, 1997, the Company reduced the carrying value of its investment in and advances to Laguna to zero, due primarily to Laguna's write-down of its mining assets because of continued depressed gold prices. After 1997, Laguna's financial results will no longer negatively impact the Company's financial results. The effect of all Laguna-related transactions in 1997 reduced the Company's earnings by $3,634,000.

(3)   As adjusted for four-to-one reverse stock split.

(4) The gain on the redemption of the Series A Convertible Preferred Stock (the "Series A Stock") in 1996 resulted in net income attributable to common shareholders for the year ended December 31, 1996 of $1,530,000. However, because the Series A Stock is reflected as if converted, the gain on redemption is deducted from net income attributable to common shareholders for purposes of calculating per share data, resulting in a net loss attributable to common shareholders of $2,213,000, or $0.88 per share, for the year ended December 31, 1996.

(5) Long-term debt includes long-term debt net of current maturities, notes payable-other and lease obligations net of current portion.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1997 and 1996, and results of operations and cash flows for each of the years ended December 31, 1997, 1996 and 1995. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion. The financial information discussed below is consolidated information, which includes the accounts of Laguna in 1996 and 1995. As discussed in Note 3 to the Company's consolidated financial statements, because the Company's interest in Laguna was reduced from an approximate 56% interest at the beginning of the year ended December 31, 1997, to less than a majority interest by the end of the year, the Company de-consolidated Laguna from the Company's financial statements and accounted for its investment in Laguna using the equity method of accounting. Pursuant to applicable rules of the Commission, a restatement of prior years to reflect the de-consolidation is not permitted.

Overview
The Company's revenues, profitability and future rate of growth will be substantially dependent upon its drilling success in the San Juan and Delaware Basins, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be
subject to wide fluctuations in the future.   A substantial or
extended decline in oil or gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce.

Liquidity and Capital Resources
In December 1997, the Company sold 2,300,000 shares of Common Stock in a public offering. The Company received proceeds of approximately $19,589,000. The Company had working capital surpluses of $1,190,000 and $5,365,000 at December 31, 1997, and
1996, respectively.

In March 1996, the Company established a revolving line of credit (the "Facility") with Bank One, Texas, N.A. (the "Bank"). The borrowing base under the Facility is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is secured by substantially all of the Company's oil and gas properties. The Facility expires March 31, 1999. At December 31, 1997, the principal amount outstanding under the Facility was $1,000, and the borrowing base was $10,490,000, leaving $10,489,000 available under the Facility at that date. As of March 31, 1998, the borrowing base was $9,980,000, of which $9,979,000 was available. The Company is currently in compliance with the covenants of the Facility.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. In March 1997, the Company extended an offer to all holders of the Series B Stock to convert their shares into shares of Common Stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. The market price of a share of the Common Stock during the term of the offer ranged from $7.88 to $8.50. Holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of Common Stock. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000. The Company will be required to redeem 55,200 shares in April 2000, and the remaining 80,000 shares in April 2001. The Series B Stock is convertible to Common Stock automatically if the Common Stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price, as adjusted, is currently $10.33.

Capital expenditures related to the Company's drilling and development programs totaled $16,101,000 in 1997 and $2,424,000 in 1996. The Company's current budget for drilling and development capital expenditures in 1998 is approximately $24,700,000. During fiscal 1996, the Company completed four of the five wells drilled and recompleted one well. During 1997, the Company completed 23 of the 25 development wells it drilled. The Company recompleted 22 wells during 1997. In addition, the Company completed a gas sweetening plant in the East Blanco Field, which will allow acceleration of the Company's Ojo Alamo recompletion program. The Company currently plans to drill or recomplete more than 60 wells in 1998.

The Company believes that, with the net proceeds of the December 1997 common stock sale, borrowings available under the Facility, and the operating cash flows that are expected to be generated by the application of such funds to the Company's drilling program, the Company will have sufficient capital to fund the continued development of its current properties and to meet the Company's liquidity requirements through 1998.

Results of Operations

                                        Year Ended December 31,
                                        1997     1996     1995
                             (In thousands, except per unit data)
Operating Results from Oil and Gas Operations:
    Oil and gas revenues                $8,582   $5,854   $4,800
    Production tax and marketing expense 1,122      715      582
    Lease operating expense              1,915    1,534    1,286
    Depletion                            2,604    1,924    2,162
    Depreciation                            21       --       --
Net Production:
    Oil (MBbl) (1)                         196      174      173
    Natural gas (MMcf) (1)               2,350    1,286    1,238
    Total (MBOE)                           588      388      379
Average Sales Price Realized (2):
    Oil (per Bbl)                       $19.31   $18.05   $16.45
    Natural gas (per Mcf)                $2.04    $2.11    $1.58
    Per BOE                             $14.60   $15.09   $12.66
Average Cost Data (per BOE):
    Production tax and marketing expense $1.91    $1.84    $1.54
    Lease operating expense              $3.25    $3.96    $3.39
    Depletion                            $4.43    $4.96    $5.70
__________

(1) Includes 26 MBbl and 692 MMcf in 1995 delivered pursuant to the terms of a volumetric production payment agreement.

(2)  Includes effects of hedging. See "Hedging Activities."

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Revenues. Total revenues for the year ended December 31, 1997 increased 36% to $8,651,000 from $6,366,000 for the year ended December 31, 1996. Oil and gas sales for the year ended
December 31, 1997 increased 47% to $8,582,000 from $5,854,000.
The increase was primarily due to higher oil and gas production and higher oil prices. Oil production for the year ended December 31, 1997 increased 13% to 196,000 barrels from 174,000 barrels for the year ended December 31, 1996, and gas production for the year ended December 31, 1997 increased 83% to 2,350,000 Mcf from 1,286,000 Mcf for the year ended December 31, 1996, due to the Company's successful drilling and recompletion program in 1997. Average oil prices for the year ended December 31, 1997 increased 7% to $19.31 per Bbl from $18.05 per Bbl for the year ended December 31, 1996. However, average gas prices for the year ended December 31, 1997 decreased 3% to $2.04 per Mcf from $2.11 per Mcf for the year ended December 31, 1996. The Company recognized a $329,000 gain on the sale of Laguna common stock for the year ended December 31, 1996.

Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1997 increased 35% to $3,037,000 from $2,249,000 for the year ended December 31, 1996. The increase was primarily attributable to increased operating costs related to new wells drilled in 1997. Oil and gas production expenses per BOE decreased $0.64, or 11%, to $5.16 for the year ended December 31, 1997 from $5.80 for the year ended
December 31, 1996. Production tax and marketing expense per BOE increased $0.07, or 4%, to $1.91 for the year ended December 31, 1997 from $1.84 for the year ended December 31, 1996. However, lease operating expense per BOE decreased $0.71, or 18%, to $3.25 for the year ended December 31, 1997 from $3.96 for the year ended December 31, 1996.

Mining Project Expenses. As discussed above, the Company de-consolidated Laguna in fourth quarter 1997. Because all of the mining project expenses for the year ended December 31, 1997 were Laguna's, none are reflected on the Company's consolidated statement of operations for 1997. Mining project expenses for the year ended December 31, 1996 of $1,014,000 reflect Laguna's drilling program in new exploration areas and business development expenses related to reviewing other mineral concessions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1997 increased 30% to $2,725,000 from $2,095,000 for the year ended December 31, 1996 due to increased oil and gas production. Depletion per BOE for the year ended December 31, 1997 decreased 11% to $4.43 from $4.96 for the year ended December 31, 1996, primarily due to an increase in oil and gas reserves.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 increased 23% to $2,274,000 from $1,845,000 for the year ended December 31, 1996 due primarily to the hiring of additional personnel because of expanded operations. During the year ended December 31, 1997, the Company capitalized $562,000 of general and administrative expenses directly related to its drilling program. No such costs were capitalized during 1996 because general and administrative expenses directly related to its drilling program were minimal.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $24,000 during the year ended December 31, 1997 compared to $264,000 for the year ended December 31, 1996. In fiscal 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. As of December 31, 1996, the Company had incurred and capitalized $264,000 related to this venture. The joint venture drilled a dry hole subsequent to December 31, 1996. Accordingly, the Company reduced the carrying amount of its capitalized costs by $264,000. During 1997, additional costs related to this dry hole of $24,000 were incurred and impaired.

Impairment of Mining Properties. In second quarter 1997, the Company reduced its note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to continued depressed gold prices, in fourth quarter 1997, the Company impaired this amount, which is reflected as "impairment of mining properties" on its 1997 consolidated statement of operations.

Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1997 decreased 17% to $701,000 from $842,000 for the year ended December 31, 1996. The decrease was primarily due to lower outstanding borrowings under the Facility in 1997.

Minority Interest. Minority interest in loss of consolidated subsidiary in 1996 of $266,000 represents the minority interest share in the Laguna loss.

Equity in Loss of Affiliate. During the latter part of 1996 and throughout most of 1997, Mallon held approximately 56% of the common stock of Laguna. In fourth quarter 1997, Mallon contributed approximately 2,450,000 shares of its Laguna stock to induce a new management team to join Laguna. After this transaction, Mallon owned approximately 46% of Laguna. As a result of reducing its ownership interest in Laguna, Mallon accounted for its investment in Laguna at December 31, 1997 using the equity method of accounting. Pursuant to the rules of the Commission, Mallon may not restate prior year financial information to reflect the use of the equity method.
Accordingly, the Company's results for 1996 and 1995 are consolidated with Laguna's.

In fourth quarter 1997, due to continued depressed gold prices, Laguna wrote down its mineral assets by approximately $9,319,000. As a result, Mallon impaired 100% of its investment in and advances to Laguna. The Company's share of Laguna's 1997 net loss was in excess of the carrying value of its investment in and advances to Laguna by approximately $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000, and is reflected as "equity in loss of affiliate" on the Company's 1997 consolidated statement of operations. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1997 and 1996, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1997 and 1996. At December 31, 1997, the Company had an NOL carryforward for U.S. Federal income tax purposes of approximately $27,100,000, which will begin to expire in 2005.

Extraordinary Loss. The Company incurred an extraordinary loss of $160,000 during the year ended December 31, 1996, as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the year ended December 31, 1997 increased 102% to $3,704,000 from $1,837,000 for the year ended December 31, 1996 as a result of the factors discussed above. Of the net loss for the year ended December 31, 1997, approximately $3,634,000 relates to Laguna losses and impairments. As discussed above, the Company will not reflect its share of Laguna's losses in the future and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future losses not recognized. The Company paid the 8% dividend of $161,000 and $320,000 on its $1,317,000 and $4,000,000 face amount Series B
Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the years ended December 31, 1997 and 1996, respectively, and realized accretion of $24,000 and $56,000, respectively. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 8 of the consolidated financial statements.
The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the consolidated statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the year ended December 31, 1997 was $4,292,000 compared to net income attributable to common shareholders of $1,530,000 for the year ended December 31, 1996. Net income attributable to common shareholders in 1996 included a $3,743,000 gain on the redemption of Series A Convertible Preferred Stock in October 1996.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

Revenues. Total revenues for the year ended December 31, 1996 increased 21% to $6,366,000 from $5,270,000 for the year ended December 31, 1995. Oil and gas sales for the year ended December 31, 1996 increased 22% to $5,854,000 from $4,800,000 (including amortization of deferred revenues from a volumetric production payment in the year ended December 31, 1995). The increase was primarily due to higher oil and gas prices. Average oil prices for the year ended December 31, 1996 increased 10% to $18.05 per Bbl from $16.45 per Bbl for the year ended December 31, 1995. Average gas prices for the year ended December 31, 1996 increased 34% to $2.11 per Mcf from $1.58 per Mcf for the year ended December 31, 1995. The $329,000 gain on the sale of Laguna common stock for the year ended December 31, 1996 compares to the $355,000 gain on the termination of a volumetric production payment for the year ended December 31, 1995. There were no sales of gold or silver in 1996 or 1995.

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

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1996 increased 26% to $1,845,000 from $1,467,000 for the year ended December 31, 1995 due primarily to increased stock compensation costs.

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

Minority Interest. Minority interest in loss of consolidated subsidiary in 1996 of $266,000 represents the minority interest share in the Laguna loss.

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

Net Loss. Net loss for the year ended December 31, 1996 decreased 5% to $1,837,000 from $1,929,000 for the year ended December 31, 1995 as a result of the factors discussed above.
The Company paid the 8% dividend of $320,000 on its $4,000,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the years ended December 31, 1996 and 1995, and realized accretion of $56,000 and $40,000, respectively. Net income attributable to common shareholders for the year ended December 31, 1996 was $1,530,000 compared to a net loss of $2,289,000 for the year ended December 31, 1995. This increase was the result of a $3,743,000 gain on the redemption of the Series A Convertible Preferred Stock in October 1996.

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

The Company recognized hedging gains (losses) of ($615,000), ($490,000) and $34,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These gains (losses) are included in oil and gas sales in the Company's consolidated statements of operations.

At December 31, 1997, the Company had outstanding swap agreements covering 90,000 MMBtu of gas per month for the period from January 1998 to August 1998 at fixed prices ranging from $1.77 to $2.44. The Company will receive the difference between the fixed price per unit of production and a price based on an agreed upon third party index if the index price is lower. If the index price is higher, the Company will pay the difference. The Company's current swaps are settled monthly.

Miscellaneous
The Company has initiated a review of its internal information systems for Year 2000 transition problems and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of the Company's business operations or have a material adverse impact on its future liquidity or results of operations. The Company has not extensively investigated the Year 2000 compliance of its customers, suppliers, and other third parties with whom it has business relationships, but intends to make selected inquiries. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse impact on the Company. However, the nature of the Company's business and its business relationships are not such that the Company considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse impact on the Company.

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

The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, the effects of competition and extensive environmental regulation, and many other factors, many of which are necessarily beyond the Company's control.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements that constitute
Item 8 follow the text of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements appears at page F-
1.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

In July 1997, the Company solicited bids for audit work on its financial statements for the next three years. As a result of that process, the Audit Committee of the Company's Board of Directors selected Arthur Andersen LLP as its independent certified public accounting firm for such period. There were no disagreements with the Company's prior accounting firm, Price Waterhouse LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and Price Waterhouse LLP's reports did not contain any adverse or qualified opinions during such accounting firm's engagement. The Company had no prior business dealings or consultations with Arthur Andersen LLP.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Executive Officers
Information concerning executive officers is set forth in Item 1 of Part I of this report. Additional information concerning executive officers set forth in the Company's Proxy Statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information set forth under the caption "Principal Shareholders" in the Company's Proxy Statement for its May 28, 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain
Relationships and Related Party Transactions" in the Company's
Proxy Statement for its May 28, 1998 Annual Meeting of
Shareholders, which is to be filed with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:
     (1)  Financial Statements
See the accompanying "Index to Consolidated Financial Statements" at page F-1, which lists the documents that are filed as a part of this report.

     (2)  Financial Statements Schedules
The Financial Statements for the year ended December 31, 1997, of
Laguna Gold Company are filed as financial statement schedules to this Report.

     (3)  Exhibits
See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(b)  Reports on Form 8-K:
Since September 30, 1997, the Company has filed the following
Periodic Reports on Form 8-K:

Date of Report                  Item(s) Reported

October 15, 1997       "Other Events" - Engagement of advisor re:
                                           Laguna Gold Company
November 14, 1997      "Other Events" - Third quarter results
November 24, 1997      "Other Events" - Reserves reported
December 9, 1997       "Other Events" - Discovery well
December 16, 1997      "Other Events" - Public offering effective
December 17, 1997      "Other Events" - 1998 budget
January 9, 1998        "Other Events" - New management at
                                           Laguna Gold Company
January 15, 1998       "Other Events" - New director
March 16, 1998         "Other Events" - Year end results

(c)  Exhibits:
See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(d)  Financial statements of 50-percent-or-less-owned persons:
The Financial Statements for the year ended December 31, 1997, of
Laguna Gold Company are filed as financial statement schedules to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Mallon Resources Corporation

Date:  March 31, 1998          By:    /s/ George O. Mallon, Jr.
                                   George O. Mallon, Jr.
                                   Principal Executive Officer

Date:  March 31, 1998          By:   /s/ Alfonso R. Lopez
                                   Alfonso R. Lopez
                                   Principal Financial Officer
                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:  March 31, 1998          By:   /s/ George O. Mallon, Jr.
                                   George O. Mallon, Jr.
                                   Director

Date:  March 31, 1998          By:   /s/ Kevin M. Fitzgerald
                                   Kevin M. Fitzgerald
                                   Director

Date:  March 31, 1998          By:   /s/ Roy K. Ross
                                   Roy K. Ross
                                   Director

Date:  March 31, 1998          By:   /s/ Roger R. Mitchell
                                   Roger R. Mitchell
                                   Director


EXHIBIT INDEX

Exhibit Number      Document Description                 Location
*3.01   Amended and Restated Articles of Incorporation
           of the Company                                    (1)
*3.02   Bylaws of the Company                                (1)
*3.03   Statement of Designations--Series B Preferred Stock  (2)
*3.04   Shareholder Rights Agreement                         (3)
*10.01  Bank One--Loan Agreement dated March 20, 1996        (4)
*10.02  Equity Participation Plan, amended November 2, 1990  (5)
*10.03  Stock Compensation Plan for Outside Directors        (6)
*10.04  1997 Equity Participation Plan                       (7)
*10.05  Employment Contract of George O. Mallon, Jr.         (8)
*10.06  Employment Contract of Kevin M. Fitzgerald           (8)
*10.07  Employment Contract of Roy K. Ross                   (8)
*16.01  Letter re:  Change in Certifying Accountant          (9)
*21.01  Subsidiaries                                        (10)
____________________________
* These exhibits were filed in previous filings with the Securities and Exchange Commission identified below.
1. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-4 (SEC File No. 33-23076) filed on August 15, 1988.
2. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on August 24, 1995.
3. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on April 22, 1997.
4. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on March 20, 1996.
5. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.
6. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-8 (SEC File No. 33-39635) filed on March 28, 1991.
7. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) definitive proxy statement for annual meeting of shareholders held June 6, 1997.
8. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on April 22, 1997.
9. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 8-K filed on August 11, 1997.
10. Incorporated by reference from Mallon Resources Corporation (Commission File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.

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

                 Index to Consolidated Financial Statements

                                                           Page

Reports of Independent Public Accountants                   F-2

Consolidated Balance Sheets                                 F-4

Consolidated Statements of Operations                       F-5

Consolidated Statements of Shareholders' Equity             F-6

Consolidated Statements of Cash Flows                       F-7

Notes to Consolidated Financial Statements                  F-9


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mallon Resources Corporation:

We have audited the accompanying consolidated balance sheet of Mallon Resources Corporation (a Colorado corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  /s/ ARTHUR ANDERSEN LLP

Denver, Colorado
March 20, 1998


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mallon Resources Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity as of and for each of the two years in the period ended December 31, 1996 present fairly, in all material respects, the financial position, results of operations and cash flows of Mallon Resources Corporation and its subsidiaries as of and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mallon Resources Corporation for any period subsequent to December 31, 1996.

   /s/  PRICE WATERHOUSE LLP

March 18, 1997
Denver, Colorado


                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                   ASSETS

                                                 December 31,
                                               1997      1996
Current assets:
  Cash and cash equivalents                    $ 6,741   $ 2,771
  Short-term investments                            --     2,786
  Accounts receivable:
    Oil and gas sales                            1,464     1,879
    Joint interest participants, net of allowance
      of $8 and $8, respectively                 2,406       827
    Related parties                                 72        20
    Other                                            7        45
  Inventories                                      327       251
  Other                                             46       104
         Total current assets                   11,063     8,683

Property and equipment:
  Oil and gas properties, full cost method      63,148    46,175
  Natural gas processing plant                   2,760        --
  Mining properties and equipment                   20    10,114
  Other equipment                                  645       559
                                                66,573    56,848
Less accumulated depreciation, depletion and
  amortization                                 (26,393)  (24,406)
                                                40,180    32,442
Notes receivable-related parties                    18        17
Other, net                                         165       258

Total Assets                                  $ 51,426   $41,400
                                              ========   =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                      $  6,797   $ 1,614
  Undistributed revenue                            813     1,502
  Current portion of installment obligation,
    less unamortized discount of $22 in 1997       378        --
  Drilling advances                                135       100
  Accrued taxes and expenses                         4        77
  Current portion of lease obligation            1,746        25
         Total current liabilities               9,873     3,318

Long-term debt                                       1     3,269
Notes payable, other                                --       230
Lease obligation, net of current portion            --        12
Drilling advances                                   --       368
Accrued expenses                                    39        41
         Total non-current liabilities              40     3,920
Total liabilities                                9,913     7,238

Commitments and contingencies (Note 7)

Minority interest   -  8,358

Series B Mandatorily Redeemable Convertible
  Preferred Stock, $0.01 par value, 500,000
  shares authorized, 135,200 and 400,000 shares
  issued and outstanding, respectively;
  liquidation preference and mandatory
  redemption of $1,352,000 and $4,000,000,
  respectively                                   1,317     3,900

Shareholders' equity:
  Common Stock, $0.01 par value, 25,000,000
    shares authorized, 6,995,264 and 4,384,562
    shares issued and outstanding, respectively     70        44
  Additional paid-in capital                    73,937    56,707
  Accumulated deficit                          (33,811)  (34,847)
     Total shareholders' equity                 40,196    21,904

Total Liabilities and Shareholders' Equity    $ 51,426  $ 41,400
                                              ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                               For the Years Ended
                                                                     December 31,
                                                              1997       1996       1995
Revenues:
  Oil and gas sales                                           $ 8,582    $ 5,854    $ 3,380
  Deferred revenue amortization                                    --         --      1,420
  Gain on termination of volumetric production payment             --         --        355
  Gain on sale of subsidiary stock                                 --        329         --
  Interest and other                                               69        183        115
                                                                8,651      6,366      5,270

Costs and expenses:
  Oil and gas production                                        3,037      2,249      1,868
  Mining project expenses                                          --      1,014        838
  Depreciation, depletion and amortization                      2,725      2,095      2,340
  Impairment of oil and gas properties                             24        264         --
  Impairment of mining properties                                 350         --         --
  General and administrative, net                               2,274      1,845      1,467
  Interest and other                                              701        842        433
                                                                9,111      8,309      6,946

Minority interest in loss of consolidated subsidiary               --        266         --
Equity in loss of affiliate                                    (3,244)        --         --
Loss before extraordinary item                                 (3,704)    (1,677)    (1,676)
Extraordinary loss on early retirement of debt                     --       (160)      (253)
Net loss                                                       (3,704)    (1,837)    (1,929)
Dividends on preferred stock and accretion                       (185)      (376)      (360)
Preferred stock conversion inducement                            (403)        --         --
Gain on redemption of preferred stock                              --      3,743         --

Net income (loss) attributable to common shareholders         $(4,292)   $ 1,530    $(2,289)
                                                              =======    =======    =======

Basic loss per share:
  Loss attributable to common shareholders before
    extraordinary item                                        $ (0.92)   $ (0.82)   $ (1.05)
  Extraordinary loss                                               --      (0.06)     (0.13)

Net loss attributable to common shareholders                  $ (0.92)   $ (0.88)   $ (1.18)
                                                              =======    =======    =======

Basic weighted average common shares outstanding                4,682      2,512      1,947
                                                              =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)


                             Series A                             Additional
                             Preferred Stock     Common Stock     Paid-In  Accumulated
                             Shares     Amount   Shares    Amount Capital  Deficit   Total
Balance, December 31, 1994   1,100,918  $ 5,730  1,918,437  $19  $38,785  $(30,985)  $13,549
  Employee stock options
    exercised                       --       --      1,250   --       --        --        --
  Stock issued to directors         --       --      1,539   --       12        --        12
  Stock issued for property         --       --     14,000   --      112        --       112
  Stock issued for loan fees        --       --     15,000   --      112        --       112
  Employee stock options granted    --       --         --   --       89        --        89
  Issuance of warrants              --       --         --   --      175        --         5
  Dividends on preferred stock      --       --         --   --     (320)       --      (320)
  Accretion of preferred stock      --       --         --   --       --       (40)      (40)
  Net loss                          --       --         --   --       --    (1,929)   (1,929)
Balance, December 31, 1995   1,100,918    5,730  1,950,226   19   38,965   (32,954)   11,760

  Employee stock options
    exercised                       --       --     10,570   --       --         --       --
  Stock issued to directors         --       --      2,016   --       12         --       12
  Stock issued to consultants       --       --    121,750    2      792         --      794
  Employee stock options granted    --       --         --   --      306         --      306
  Issuance of common stock in
    public offering                 --       --  2,300,000   23   13,166         --   13,189
  Purchase of Series A preferred
    stock                   (1,100,918)  (5,730)        --   --    3,743         --   (1,987)
  Other                             --       --         --   --       43         --       43
  Dividends on preferred stock      --       --         --   --     (320)        --     (320)
  Accretion of preferred stock      --       --         --   --       --        (56)     (56)
  Net loss                          --       --         --   --       --     (1,837)  (1,837)
Balance, December 31, 1996          --       --  4,384,562   44   56,707    (34,847)  21,904

  Employee stock options
    exercised                       --       --      3,650   --       --         --       --
  Stock issued to directors         --       --      1,305   --        6         --        6
  Employee stock options granted    --       --         --   --       82         --       82
  Issuance of common stock in
    public offering                 --       --  2,300,000   23   19,566         --   19,589
  De-consolidation of Laguna Gold
     Company                        --       --         --   --   (4,808)     4,764      (44)
  Issuance of restricted common
     stock to officers              --       --     25,000   --       62         --       62
  Issuance of common stock in
     exchange for Series B
     preferred stock                --       --    280,747    3    2,483         --    2,486
  Dividends on preferred stock      --       --         --   --     (161)        --     (161)
  Accretion of preferred stock      --       --         --   --       --        (24)     (24)
  Net loss                          --       --         --   --       --     (3,704)  (3,704)

Balance, December 31, 1997          --  $    --  6,995,264  $70  $73,937   $(33,811) $40,196
                             =========  =======  =========  ===  =======   ========  =======

The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

              For the Years Ended
      December 31,
                                                            1997        1996        1995
Cash flows from operating activities:
  Net loss                                                  $ (3,704)   $ (1,837)   $(1,929)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Amortization of deferred revenues                             --          --    (1,420)
    Depreciation, depletion and amortization                   2,725       2,095     2,340
    Impairment of mining properties                              350          --        --
    Impairment of oil and gas properties                          24         264        --
    Minority interest in loss of consolidated subsidiary          --        (266)       --
    Equity in loss of affiliate                                3,244          --        --
    Gain on sale of subsidiary stock                              --        (329)       --
    Stock compensation expense                                   101         327       101
    Termination of volumetric production payment                  --          --    (5,586)
    Gain on termination of volumetric production payment          --          --      (355)
    Non-cash portion of extraordinary loss                        --         160        90
    Amortization of discount on installment obligation            22          --        --
    Write-off of notes receivable-related parties                 --          46        --
    Other                                                         40          --        (8)
    Changes in operating assets and liabilities:
      Increase in:
        Accounts receivable                                   (1,098)     (1,443)      (328)
        Inventory and other current assets                      (176)       (176)       (77)
      Increase (decrease) in:
        Trade accounts payable and undistributed revenue       4,579         890        183
        Accrued taxes and expenses                               (36)         28         28
        Drilling advances                                       (333)       (118)        64
Net cash provided by (used in) operating activities            5,738        (359)    (6,897)

Cash flows from investing activities:
  Increase in short-term investments                              --      (2,786)        --
  Additions to property and equipment                        (17,251)     (4,109)    (3,820)
  Proceeds from sale of subsidiary stock                          --         372         --
  Purchase of subsidiary stock                                   (55)         --         --
  Increase in notes receivable-related parties                    (1)         --        (20)
  Other                                                          (47)         --         --
Net cash used in investing activities                        (17,354)     (6,523)    (3,840)

Cash flows from financing activities:
  Proceeds from long-term debt                                 6,340      10,570     10,000
  Payments of long-term debt                                  (9,608)    (17,301)        --
  Payment of installment obligation                             (377)         --         --
  Payment of lease obligations                                   (76)        (23)        (3)
  Issuance of preferred stock in subsidiary,
    net of issuance costs                                         --          --      2,275
  Debt issue costs paid                                           --         (83)      (159)
  Issuance of warrants                                            --          --        125
  Net proceeds from sale of common stock in public offering   19,589      13,189         --
  Purchase of Series A preferred stock                            --      (1,987)        --
  Net proceeds from sale of subsidiary special warrants           --       4,339         --
  Payment of preferred dividends                                (161)       (320)      (320)
  Redemption of preferred stock                                 (121)         --         --
Net cash provided by financing activities                     15,586       8,384     11,918

Net increase in cash and cash equivalents                      3,970       1,502      1,181
Cash and cash equivalents, beginning of year                   2,771       1,269         88

Cash and cash equivalents, end of year                      $  6,741    $  2,771    $ 1,269
                                                            ========    ========    =======

Supplemental cash flow information:
  Cash paid for interest                                    $    659    $    837    $   525
                                                            ========    ========    =======

  Non-cash transactions:
    Issuance of common stock in exchange for:
      Property and equipment                                $    --     $     --     $  112
      Loan origination fee                                       --           --        112
      Consultants' accounts payable                              --          794         --
    Issuance of warrants for loan origination fee                --           --         50
    Acquisition of equipment under lease obligations          1,785           --         63
    Acquisition of Red Rock Ventures, Inc. for subsidiary
        common stock and notes payable                           --        2,230         --
    Installment obligation (less unamortized discount) in
        exchange for property and equipment                     733           --         --
    Reduction of note receivable from affiliate in exchange
        for mining properties                                   350           --         --
   Stock compensation capitalized in oil and gas properties      50           --         --



The accompanying notes are an integral part of these consolidated financial statements.


MALLON RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization and Nature of Operations:

Mallon Resources Corporation ("Mallon" or the "Company") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company also has an interest in Laguna Gold Company ("Laguna").

Reverse Stock Split:

On September 9, 1996, a four-to-one reverse stock split of the Company's issued and outstanding shares of common stock was effected. Common stock, paid-in capital and earnings per share information have been restated to give retroactive effect to the reverse stock split.

Principles of Consolidation:

The consolidated financial statements include the accounts of Mallon Oil, Laguna, and all of their wholly owned subsidiaries for the years ended December 31, 1996 and 1995. Prior to December 1997, the Company owned approximately 56% of Laguna's common stock and included the accounts of Laguna in its consolidated financial statements. In December 1997, the Company reduced its investment in Laguna to approximately 46%.
Therefore, the Company accounted for its investment in Laguna as of and for the year ended December 31, 1997 using the equity method of accounting. Pursuant to the rules of the Securities and Exchange Commission ("the Commission"), a restatement of prior years reflecting the de-consolidation of Laguna is not allowed. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments:

Cash and cash equivalents include investments that are readily convertible into cash and have an original maturity of three months or less. All short-term investments are held to maturity and are reported at cost. Short-term investments include U.S. Treasury bills and notes with maturities greater than ninety days, but not exceeding one year.

Fair Value of Financial Instruments:

The Company's on-balance sheet financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1997 and 1996, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount. The Company's off-balance sheet financial instruments consist of derivative instruments which are intended to manage commodity price risk (see Note 13).

Inventories:

Inventories, which consist of oil and gas lease and well equipment, and mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Oil and Gas Properties:

Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development are capitalized, including general and administrative expenses directly related to these activities. All such costs are accumulated in two cost centers, the continental United States and offshore Belize.

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

Estimated abandonment costs (including plugging, site restoration, and dismantlement expenditures) are accrued if such costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. At December 31, 1997 and 1996, in management's opinion, the estimated salvage values equaled or exceeded estimated abandonment costs.

Mineral Properties and Equipment:

Laguna expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When, based on management's evaluation of geological studies, resource and reserve reports (both Company reports and reports prepared by third parties), metallurgical studies, environmental issues, estimated capital requirements, estimated mining and production costs, estimated commodity prices, and other matters, it appears likely that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. When commercially profitable ore reserves are developed and operations commence, deferred costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are removed from the accounts in the year abandoned or sold and any gain or loss is recognized.

Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is depreciated at approximately 2% per year.

Other Property and Equipment:

Other property and equipment is recorded at cost and depreciated over the estimated useful lives (generally three to seven years) using the straight-line method. Costs incurred in 1997 relating to a gas sweetening plant are being depreciated over twenty-five years using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

Impairment of Long-Lived Assets:

In fourth quarter 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes that an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted net cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted net cash flows. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations, initially. However, as discussed in Note 3, in March 1998 Laguna made a decision to write down its mining assets, effective December 31, 1997, due to continued depressed gold prices. Mallon's share of the write-down is reflected in equity in loss of affiliate in the 1997 consolidated statement of operations. Additionally, Mallon impaired an overriding royalty interest in Laguna's mining properties. This amount is reflected as impairment of mining properties on the Company's 1997 consolidated statement of operations.

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

Stock-Based Compensation:

As required, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see Note 11).

General and Administrative Expenses:

General and administrative expenses are reported net of amounts allocated to working interest owners of the oil and gas properties operated by the Company, and net of amounts capitalized pursuant to the full cost method of accounting.

Foreign Currency Translation:

Management has determined that the U.S. dollar is the functional currency for Laguna's Costa Rican operations. Accordingly, the assets, liabilities and results of operations of the Costa Rican subsidiaries are measured in U.S. dollars. Transaction gains and losses are not material for any of the periods presented.

Hedging Activities:

The Company's use of derivative financial instruments is limited to management of commodity price risk. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when the hedged commodity is sold (see Note
13).

Per Share Data:

In fourth quarter 1997, the Company adopted SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new Statement is intended to simplify the standard for computing earnings per share and requires the presentation of basic and diluted earnings per share on the face of the income statement, including a restatement of all prior periods presented. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Convertible Preferred Stock were converted to common stock. The adoption of SFAS 128 had no effect on the Company's prior period earnings per share data. The consolidated statement of operations for 1997, 1996 and 1995 reflect only basic earnings per share because the Company was in a loss position for all years presented and all common stock equivalents are anti-dilutive.

The gain on the redemption of the Series A Convertible Preferred Stock (the "Series A Stock") in fourth quarter 1996 resulted in net income attributable to common shareholders for the quarter and the year ended December 31, 1996. Consequently, the Series A Stock, which is a common stock equivalent, is included in the per share calculation as if converted on October 1, 1996 and outstanding through the redemption date. However, because the Series A Stock is reflected as if converted, the gain on redemption is deducted from net income attributable to common shareholders for purposes of calculating per share data, resulting in a net loss attributable to common shareholders of $2,213,000 for the year ended December 31, 1996.

Use of Estimates and Significant Risks:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas and mineral reserves, fair value of financial instruments, future cash flows associated with long-lived assets, valuation allowance for deferred tax assets, and useful lives for purposes of calculating depreciation, depletion and amortization. Actual results could differ from those estimates.

The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs are required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered.

Reclassifications:

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1997.

NOTE 2. OIL AND GAS PROPERTIES

In January 1997, the Company acquired certain oil and gas properties for consideration of $1,300,000 in cash and conveyance of its interest in certain other oil and gas properties. Cash consideration of $500,000 was paid at closing in January 1997.
An installment obligation payment of $400,000 was made on December 31, 1997, and another payment of $400,000 will be due on January 1, 1999. The installment obligations include an imputed interest rate of 6%. There was no gain or loss relative to the conveyance of the interest in the oil and gas properties.

During 1995, the Company's oil and gas activities were conducted entirely in the United States. In 1996, Mallon Oil acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. As of December 31, 1996, the Company had capitalized costs relating to the Belize venture of approximately $264,000. Subsequent to December 31, 1996, the joint venture drilled a dry hole. Accordingly, the Company reduced the carrying amount of its capitalized costs by $264,000 at December 31, 1996. During 1997, additional costs related to this dry hole of $24,000 were incurred and impaired. These amounts are reflected as impairment of oil and gas properties in the Company's consolidated statements of operations.

NOTE 3. LAGUNA GOLD COMPANY

Laguna's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica, where it holds exploration and exploitation concessions.

At December 31, 1995, the Company owned all of the issued and outstanding shares of Laguna's common stock. In June 1995, Laguna privately placed 25,000 shares of Series A Convertible Preferred
Stock (the "Laguna Series A Stock") for net proceeds of
$2,275,000. After the Laguna Series A Stock placement, the
Company's share of Laguna was reduced from 100% to 80%.

In May 1996, Laguna sold 5,000,000 Special Warrants for $1.00 per Warrant in a private placement for proceeds of $4,339,000, net of offering costs of $661,000. As discussed below, in September 1996, the Special Warrants were registered with the Ontario (Canada) Securities Commission.

In June 1996, Laguna acquired Red Rock Ventures, Inc. ("Red Rock") for 2,000,000 shares of Laguna's common stock, valued at $1.00 per share, and Convertible Secured Promissory Notes in the aggregate principal amount of $230,000, for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of Laguna's common stock, at the holder's option. The note is collateralized by a general security agreement encumbering all of the assets of Laguna. Red Rock's sole asset at the time of the merger was a 10% interest in the Rio Chiquito gold project, in which Laguna held a 90% interest and now holds 100%. After the issue of the 2,000,000 shares of Laguna's common stock to Red Rock, the Company's share of Laguna was reduced from 80% to 72%. The acquisition was accounted for as a purchase.

In September 1996, Laguna completed the registration of the Special Warrants with the Ontario (Canada) Securities Commission. The completion of this registration caused the conversion of all of the 25,000 outstanding shares of the Laguna Series A Stock into 3,600,000 shares of common stock. (By its original terms, each share of Laguna's Series A Stock was convertible into 100 shares of Laguna common stock. After giving effect to the March 1996 1.44-for-1 split of Laguna's common stock, each share of Laguna's Series A Stock became convertible into 144 shares of Laguna common stock). Also in September 1996, the Company sold 400,000 of its shares of Laguna common stock and realized a gain of $329,000. After the conversion of the Special Warrants into Laguna common stock and the sale by the Company of Laguna common stock, the Company owned 14,000,000 of Laguna's 25,000,000 shares of issued and outstanding common stock, or 56%. Laguna's common stock is listed on The Toronto Stock Exchange.

As discussed above, during the latter part of 1996 and throughout most of 1997, Mallon held approximately 56% of the common stock of Laguna. In fourth quarter 1997, in order to induce a new management team to join Laguna, Mallon contributed the following:
(1) 2,450,000 shares of its Laguna common stock; (2) options for three years to purchase from Mallon 1,000,000 shares of its Laguna common stock for a purchase price of $1.00 per share; and
(3) a commitment to grant up to 975,000 of additional shares of its Laguna common stock upon the occurrence of certain events. For the year ended December 31, 1997, Laguna reflected $210,000 of stock compensation expense for the items discussed above. The Company reflects 100% of these items on its 1997 consolidated statement of operations ($170,000 is included as part of the equity in loss of affiliate and $40,000 is included in interest and other expense). After this transaction, Mallon held approximately 46% of Laguna's outstanding common stock. In March 1998, Laguna converted its note payable to Mallon (see below), and issued approximately 1,750,000 shares of Laguna common stock to Mallon. After this transaction, Mallon holds approximately 49% of Laguna's outstanding common stock. Because Mallon impaired 100% of its investment in and advances to Laguna at December 31, 1997, the conversion of the note will have no future negative impact on Mallon's earnings, as discussed above.

As a result of reducing its ownership interest in Laguna, Mallon accounted for its investment in Laguna as of and for the year ended December 31, 1997 using the equity method of accounting. Pursuant to the rules of the Commission, Mallon may not restate prior year financial information to reflect the use of the equity method. Accordingly, the Company's results for 1996 and 1995 are consolidated with Laguna's.

A summary of the results of operations and assets, liabilities and shareholders' equity of Laguna follows:

                                   1997        1996       1995
                                          (In thousands)
Results of operations:
   Revenues                        $     91    $   130    $   41
   Net loss                         (10,702)    (1,102)     (986)
Assets, liabilities and
shareholders' equity (end of period):
   Current assets                       485      2,942     1,215
   Other assets                         999      9,394     5,609
      Total assets                    1,484     12,336     6,824
   Current liabilities                   62        160       361
   Other liabilities                    248      2,410     2,070
   Shareholders' equity               1,174      9,766     4,393

In March 1998, Laguna's new management team wrote down its mineral assets, effective December 31, 1997, by approximately $9,319,000, due to continued depressed gold prices. As a result, Mallon impaired 100% of its note receivable from Laguna totaling $1,919,000, including accrued interest. The Company's share of Laguna's 1997 net loss was in excess of the carrying value of its investment in and advances to Laguna by approximately $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000 and is reflected as "equity in loss of affiliate" on the Company's 1997 consolidated statement of operations. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

In second quarter 1997, the Company reduced its note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to depressed gold prices, in fourth quarter 1997 the Company impaired this amount, which is reflected as "impairment of mining properties" on its 1997 consolidated statement of operations.

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

In March 1996, the Company established a $35,000,000 credit facility (the "Facility") with Bank One, Texas, N.A. (the
"Bank"). The significant terms of the Facility, as it has been amended, are as follows:

- The Facility established two separate lines of credit: a primary revolving line of credit (the "Revolver") and a line of credit which was to be used for development drilling approved by the Bank (the "Drilling Line"). The Company can no longer borrow against the Drilling Line, as discussed below.

- The borrowing base under the Revolver is subject to redetermination every six months, at June 30 and December 31, or at such other times as the Bank may determine.

- The interest rate on amounts drawn under the Revolver is, at the Company's election, either the Bank's base rate plus 0.75%, or LIBOR plus 2.5% (9.25% and 7.875% as of December 31, 1997 and 1996, respectively). Amounts outstanding under the Drilling Line bore interest at the greater of 12.5% or the Bank's base rate plus 4%.

- A monthly reduction in the commitment under the Revolver, subject to borrowing base redeterminations, is required. However, debt service payments equal to the amount of the monthly reduction are not required unless the balance outstanding under the Facility exceeds the reduced commitment amount.

- Amounts drawn under the Drilling Line were repayable from 100% of the net revenues generated by wells drilled with such funds. If the borrowing base under the Revolver had increased, such additional amounts were to be drawn and used to reduce amounts outstanding under the Drilling Line. Once repaid, amounts drawn under the Drilling Line could not be reborrowed. As discussed below, the Company borrowed $2,000,000 under the Drilling Line in 1996 and repaid it in full.

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

- The Facility expires on March 31, 1999.

Initial amounts drawn under the Revolver were used to retire the Company's prior line of credit and related accrued interest. The remaining $160,000 balance of unamortized loan origination fees on the prior line of credit was written off and is reflected as extraordinary loss on early retirement of debt for the year ended December 31, 1996. The initial borrowing base under the Revolver was $10,500,000. At June 30, 1996, the borrowing base was redetermined and reduced to $8,820,000. At the time of this redetermination, the amount outstanding under the Revolver was $10,231,000, or $1,411,000 in excess of the redetermined borrowing base. Under the terms of the Facility, as amended, the Company drew $2,000,000 under the Drilling Line and applied it to reduce amounts outstanding under the Revolver to an amount less than the redetermined borrowing base. The $2,000,000 drawn under the Drilling Line and $5,301,000 under the Revolver were repaid in October 1996 upon the completion of the Company's October 1996 common stock sale (see Note 9). The outstanding balance under the Facility at December 31, 1996 was $3,269,000.

Effective October 1997, the borrowing base was increased to $10,830,000 and the reduction in the commitment under the Revolver was established at $170,000 per month, beginning in November 1997. The Company repaid $9,608,000 of the outstanding balance under the Facility in December 1997 with the proceeds from the Company's December 1997 common stock sale (see Note 9). The outstanding balance under the Facility at December 31, 1997 was $1,000. The available borrowing base at December 31, 1997 was $10,490,000. At December 31, 1997, the Company was in compliance with the covenants of the Facility.

NOTE 5. DRILLING ADVANCES

In 1988 the Company sold a portion of its working interest in certain gas properties located in the East Blanco Field to a group of investors. In conjunction with the sale, investors prepaid to the Company their share of future drilling and completion costs. The Company has not yet expended all of the prepaid funds, which are included in drilling advances at December 31, 1997 and 1996. The Company recompleted eight existing wells and installed a gas sweetening plant in 1997, which reduced the balance of prepaid funds. The Company plans to use the remaining balance, included in current liabilities at December 31, 1997, to drill and complete additional wells in the East Blanco Field in 1998. Most of the advances were included in non-current liabilities at December 31, 1996.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company leases office space, vehicles and software under non-cancelable leases which expire in 2002. Rental expense is recognized on a straight-line basis over the terms of the leases.
The total minimum rental commitments at December 31, 1997 are as follows:

                                              (In thousands)
1998                                          $198
1999                                           159
2000                                           144
2001                                           141
2002                                            23
Thereafter                                       -

                                              $665
                                              ====

Rent expense was $99,000, $125,000 and $83,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Lease Obligations:

The Company is the lessee of certain equipment under lease obligations expiring in 1998. Included in with the natural gas processing plant at December 31, 1997 are $1,785,000 of assets under lease and related accumulated depreciation of $18,000. Future minimum lease payments, all due in 1998, total $326,000, of which $235,000 represents interest and $91,000 represents the present value of future minimum lease payments.

NOTE 8. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 1994, the Company completed the private placement of 400,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a current adjusted conversion price of $10.33 per share. Proceeds from the placement were $3,774,000, net of stock issue costs of $226,000. In connection with the Series B Stock, dividends of $161,000, $320,000 and $320,000 were paid in 1997,
1996 and 1995, respectively. Accretion of preferred stock issue costs was $24,000, $56,000 and $40,000 in 1997, 1996 and 1995,
respectively.

Mandatory redemption of the Company's Series B Stock was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders for preferred stock conversion inducement. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000. The Company will be required to redeem 55,200 shares in April 2000 and the remaining 80,000 shares in April 2001. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days.

NOTE 9. CAPITAL

Preferred Stock:

The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.01 per share, to establish the number of shares to be included in each series, and to fix the designation, rights, preferences and limitations of the shares of each series.

In October 1996, the Company purchased all of the 1,100,918 shares outstanding at December 31, 1995 of the Company's Series A Convertible Preferred Stock (the "Series A Stock") from Bank of America National Savings and Trust Association for a purchase price of approximately $1,886,000. In connection with the purchase, the Company also paid fees and expenses of $101,000. The difference between the carrying value of the Series A Stock and the purchase price was credited to additional paid-in capital.

Common Stock:

The Company has reserved approximately 130,880 shares, as adjusted, of common stock for issuance upon possible conversion of the remaining Series B Stock.

In December 1997, the Company sold 2,300,000 shares of its common stock in a public offering at $9.25 per share. The Company received proceeds of approximately $19,589,000, net of offering costs of $1,686,000. The net proceeds will be used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties.

In October 1996, the Company sold 2,300,000 shares of its common stock in a public offering at $6.50 per share. The Company received proceeds of approximately $13,189,000, net of offering costs of $1,761,000. The net proceeds were used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties and a portion was used to retire all outstanding shares of its Series A Stock (see above).

Warrants:

The Company has outstanding warrants to purchase an aggregate of 269,559 shares of common stock, as described below.

Warrants to purchase an aggregate of 77,735 shares of the Company's common stock at an adjusted exercise price of $8.04 per share were issued in June 1995 to the holders of Laguna's Series
A Preferred Stock in connection with the private placement of that stock. The warrants expire June 30, 2000.

In August 1995, the Company issued warrants to purchase an aggregate of 31,824 shares of common stock at an adjusted exercise price of $7.86 per share to an affiliate of Midland Bank plc, New York Branch, as an "equity kicker" in connection with the establishment of a now terminated line of credit with that bank. The warrants expire on August 24, 2000.

In October 1996, in connection with its offering of common stock, the Company issued warrants to purchase 160,000 shares of common stock to the managing underwriter, with an exercise price of $7.80 per share. The warrants expire on October 16, 1999.

NOTE 10. SHAREHOLDER RIGHTS PLAN

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

If any person actually acquires 20% or more of Common Shares - other than through a tender or exchange offer for all Common Shares that provides a fair price and other terms for such shares
- or if a 20% or more shareholder engages in certain "self-dealing" transactions or engages in a merger or other business combination in which the Company survives and its Common Shares remain outstanding, the other shareholders will be able to exercise the Rights and buy Common Shares of the Company having twice the value of the exercise price of the Rights. In other words, payment of the $40.00 per Right exercise price will entitle the holder to acquire $80.00 worth of Common Shares. Additionally, if the Company is involved in certain other mergers where its shares are exchanged, or certain major sales of assets occur, shareholders will be able to purchase the other party's common shares in an amount equal to twice the value of the exercise price of the Rights.

The Company will be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public announcement that a person has acquired a 20% ownership position in Common Shares of the Company. The Company in its discretion may extend the period during which it can redeem the Rights.

NOTE 11. STOCK COMPENSATION

At December 31, 1997, the Company had two stock-based compensation plans. In addition, stock compensation information for 1996 and 1995 includes Laguna's plan. As discussed in Note 3, the Company de-consolidated Laguna in the fourth quarter of 1997. Therefore, no stock compensation information is presented for 1997 related to Laguna's plan. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated market value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period, with a corresponding increase in shareholders' equity. Compensation costs charged against income for all plans were $38,000, $327,000 and $101,000 for 1997, 1996 and 1995, respectively.

Under the Mallon Resources Corporation 1988 Equity Participation Plan (the "1988 Equity Plan"), 250,000 shares of common stock have been reserved in order to provide for incentive compensation and awards to employees and consultants. The 1988 Equity Plan provides that a three-member committee may grant stock options, awards, stock appreciation rights, and other forms of stock-based compensation in accordance with the provisions of the 1988 Equity Plan. The options vest over a period of up to four years and expire over a maximum of 10 years from the date of grant.

In June 1997, the shareholders approved the Mallon Resources Corporation 1997 Equity Participation Plan (the "1997 Plan") under which shares of common stock have been reserved to provide employees, consultants and directors of the Company with incentive compensation. The 1997 Plan is administered by a Committee of the Board of Directors who may, in its sole discretion, select the participants, and determine the number of shares of common stock to be subject to incentive stock options, non-qualified options, stock appreciation rights and other stock awards in accordance with the provisions of the 1997 Plan. The aggregate number of shares of common stock that may be issued under the 1997 Plan is equal to 11% of the number of outstanding shares of common stock from time to time. This authorization may be increased from time to time by approval of the Board of Directors and by the ratification of the shareholders of the Company. In 1997, the Committee approved the grant of 498,850 stock options of which 478,850 were granted at fair market value and 20,000 were granted with an exercise price of $0.01 each.
The options vest over a period of up to five years and expire over a maximum of 10 years from the date of grant.

Under the Laguna Gold Company Equity Participation Plan (the "Laguna Equity Plan"), shares of Laguna common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The number of shares reserved is the lesser of 10% of the number of shares of Laguna common stock outstanding from time to time, or 8,000,000 shares. The Laguna Equity Plan provides that stock options, stock bonuses, stock appreciation rights and other forms of stock-based compensation may be granted in accordance with the provisions of the Laguna Equity Plan. The options vest over a period of up to four years, and expire over a maximum of ten years from the date of grant. If, though not expressly approved by a majority of the members of Laguna's Board of Directors, a controlling interest in Laguna or substantially all of its assets are sold, or if Laguna is merged into another company, or if control of Laguna's Board of Directors is obtained, the options vest in full.

The following table summarizes activity with respect to the outstanding stock options under the 1988 Equity Plan, the 1997
Plan and the Laguna Equity Plan (for periods consolidated):

                           Company             Laguna
                                   Weighted            Weighted
                                   Average             Average
                                   Exercise            Exercise
                           Shares   Price      Shares   Price

Outstanding at December 31,
1994                        61,095   $0.04            --   $ --
  Granted                       --      --     1,620,000   0.01
  Exercised                 (1,250)   0.04            --     --
  Forfeited                     --      --            --     --
Outstanding at December 31,
1995                        59,845    0.04     1,620,000  0.01
  Granted                   21,944    0.04       880,000  1.00
  Exercised                (10,570)   0.04            --    --
  Forfeited                 (1,643)   0.04            --    --
Outstanding at December 31,
1996                        69,576    0.04     2,500,000  $0.36
                                               =========  =====

  Granted                  498,850    8.04
  Exercised                 (3,650)   0.04
  Forfeited                (19,500)   0.04

Outstanding at December 31,
1997                       545,276   $7.36
                           =======   =====

                           Company             Laguna
                                    Weighted            Weighted
                                    Average             Average
                                    Exercise            Exercise
                           Shares   Price      Shares   Price

Options exercisable:
  December 31, 1995         30,595  $0.04      1,035,000   $0.01
  December 31, 1996         45,326  $0.04      1,845,000   $0.35
  December 31, 1997        157,277  $5.89

The weighted average remaining contractual life of the options outstanding under both the 1988 Equity Plan and 1997 Plan at December 31, 1997 is approximately 9 years.

In 1992, the Company granted to a consultant options to purchase 12,500 of the Company's common shares at $26.00 per share, exercisable from November 1993 through October 1997. In 1994, the Company granted this individual an additional 6,250 options to purchase the Company's shares at $16.00 per share, exercisable from January 1995 to December 1998. The 6,250 options granted in 1994 are outstanding at December 31, 1997. These options are not part of either the 1988 Equity Plan or the 1997 Plan.

The Stock Compensation Plan for Outside Directors provides that the Company's outside directors will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company expensed $6,000, $12,000 and $12,000 for the years 1997, 1996 and
1995, respectively, in relation to the Stock Compensation Plan. In July 1997, the Company started compensating the outside directors in cash and discontinued the stock grants under this plan.

In April 1997, the Company granted a total of 25,000 shares of restricted common stock to three of its officers as an inducement to continue in its employ. The fair market value of the shares at the date of grant will be charged ratably over the vesting period of three years. The Company charged $63,000 against income in 1997 related to this grant. The grant of restricted stock is not a part of the Company's equity plans.

Had compensation expense for the Company's 1997, 1996 and 1995 grants of stock-based compensation been determined consistent with the fair value based method under SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, and the net loss per share attributable to common shareholders would approximate the pro forma amounts below:


                                  1997                1996                1995
                                  As        Pro       As        Pro       As        Pro
                                  Reported  Forma     Reported  Forma     Reported  Forma

Net loss                          $(3,704)  $(4,048)  $(1,837)  $(1,869)  $(1,929)  $(1,840)
Net income (loss) attributable to
  common shareholders (See Note 1) (4,292)   (4,636)    1,530     1,498    (2,289)   (2,200)
Net loss per share attributable to
   common shareholders              (0.92)    (0.99)    (0.88)    (0.89)    (1.18)    (1.13)


The fair value of each option is estimated as of the grant date, using the Black-Scholes option-pricing model, with the following assumptions:

                        1997           1996           1995
                        Company Laguna Company Laguna Company Laguna
Risk-free interest rate  6.0%   N/A    5.8%   6.5%     N/A   7.6%
Expected life (in years)   4    N/A      4      4      N/A     4
Expected volatility     59.0%   N/A   61.0%  76.0%     N/A   0.0%
Expected dividends       0.0%   N/A    0.0%   0.0%     N/A   0.0%

Weighted average fair
  value of options
  granted             $4.49    N/A  $1.66  $0.52      N/A  $0.11

NOTE 12. BENEFIT PLANS

Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). The Company and its affiliates match contributions to the 401(k) Plan in an amount up to 25% of each employee's monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, at the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1997, 1996 and 1995, the Company made matching contributions of $22,000, $16,000 and $13,000, respectively. No discretionary contributions were made during any of the three years ended December 31, 1997.

The Company maintains a program which provides bonus compensation to employees from oil and gas revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1997, 1996 and 1995, a total of $89,000, $74,000 and $69,000, respectively, was distributed to employees.

NOTE 13. HEDGING ACTIVITIES

The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas revenue when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities.
Gains and losses from commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss would be recognized currently to the extent the commodity derivatives contract did not offset changes in actual oil and gas prices.

The following table indicates the Company's outstanding energy swaps at December 31, 1997:

<CAPTION
                                                Market Price
Product   Production    Fixed Price   Duration  Reference
Gas  30,000 MMBtu/month  $1.77-2.44  1/98-8/98  El Paso Natural
                                                 Gas (Permian)
Gas  60,000 MMBtu/month  $1.77-2.42  1/98-8/98  El Paso Natural
                                                 Gas (San Juan)

For the years ended December 31, 1997, 1996 and 1995, the Company's gains (losses) under its swap agreements were $(615,000), $(490,000) and $34,000, respectively, and are included in oil and gas sales in the Company's consolidated statements of operations. At December 31, 1997, the estimated net amount the Company would have had to pay to terminate the agreements was approximately $77,000.

NOTE 14. MAJOR CUSTOMERS

Sales to customers in excess of 10% of total revenues for the years ended December 31, 1997, 1996 and 1995 were:

                             1997       1996       1995
                                   (In thousands)
Customer A                   $   --     $   --     $2,213
Customer B                    1,887         --         --
Customer C                       --         --      1,319
Customer D                       --      1,750         --
Customer E                    1,335      1,513         --

NOTE 15. INCOME TAXES

The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1997, 1996 or 1995.

Deferred tax assets (liabilities) are comprised of the following as of December 31, 1997 and 1996:

                                              1997      1996
                                              (In thousands)
Deferred Tax Assets (Liabilities):
  Net operating loss carryforward             $10,096   $ 6,019
  Mining properties basis differences             130        --
  Other                                            42       308
         Total deferred tax assets             10,268     6,327
  Mining properties basis differences              --    (1,686)
  Oil, gas and other properties basis
     differences                               (5,527)   (1,285)
       Total deferred tax liabilities          (5,527)   (2,971)
  Net deferred tax assets                       4,741     3,356
  Less valuation allowance                     (4,741)   (3,356)

       Net deferred tax assets (liabilities)   $   --   $    --
                                               ======   =======

At December 31, 1997, for Federal income tax purposes, the Company had a net operating loss ("NOL") carryforward of approximately $27,100,000, which expires in varying amounts between 2005 and 2012.

NOTE 16. SEGMENT INFORMATION

The Company operates in two business segments: oil and gas exploration and production primarily in the United States, and gold and silver mining primarily in Costa Rica. Information regarding total assets by business segment and geographic location for the Company as of December 31, 1997, 1996, and 1995 is as follows:

                                   1997       1996       1995
                                         (In thousands)
Total assets:
  Oil and gas                      $51,405    $29,044    $24,791
  Mining                                21     12,356      6,844

                                   $51,426    $41,400    $31,635
                                   =======    =======    =======

  United States                    $51,281    $31,824    $25,867
  Costa Rica and other                 145      9,576      5,768

                                   $51,426    $41,400    $31,635
                                   =======    =======    =======

The following tables summarize the Company's revenues, operating income (loss), depreciation, depletion and amortization and capital expenditures by business segment for the years ended
December 31, 1997, 1996, and 1995:

<CAPTON>
                                   1997       1996       1995
                                         (In thousands)
Revenues:
  Oil and gas                      $8,651    $ 6,236    $ 5,270
  Mining                               --        130         --

                                   $8,651    $ 6,366    $ 5,270
                                   ======    =======    =======

Operating income (loss):
  Oil and gas                      $  592    $  (304)   $(1,176)
  Mining                             (390)    (1,130)      (500)

                                   $  202    $(1,434)   $(1,676)
                                   ======    =======    =======

Depreciation, depletion and amortization:
  Oil and gas                      $ 2,725   $ 2,016    $ 2,288
  Mining                                --        79         52

                                   $ 2,725   $ 2,095    $ 2,340
                                   =======   =======    =======

Capital expenditures:
  Oil and gas                      $19,819   $ 2,473  $ 2,736
  Mining                               350     3,866    1,259

                                   $20,169   $ 6,339  $ 3,995
                                   =======   =======  =======

The following tables summarize the Company's revenues and net loss by geographic area for the years ended December 31, 1997, 1996 and 1995:

                                   1997       1996       1995
                                         (In thousands)
Revenues:
  United States                    $8,648     $6,366     $5,270
  Costa Rica and other                  3         --         --

                                   $8,651     $6,366     $5,270
                                   ======     ======     ======

Net loss:
  United States                    $  (49)    $ (702)   $(1,800)
  Costa Rica and other             (3,655)    (1,135)      (129)

                                  $(3,704)   $(1,837)   $(1,929)
                                  =======    =======    =======

NOTE 17. RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 1997, 1996 and 1995, the Company paid legal fees of $4,000, $2,000 and $31,000, respectively, to a law firm of which a director of the Company is a senior partner. Additionally, in 1995, 14,000 shares valued at $112,000 were issued to a member of the same firm and $32,000 were paid to the same individual for services rendered to the Company.

In 1997, the Company paid $72,500 of fees to two investment banking firms in which one of the Company's current directors was a principal. In addition, one of these investment banking firms earned commissions and other fees of approximately $388,000 in connection with the Company's December 1997 public stock sale.
At the time such amounts were paid or earned, the individual was not a director of the Company.

The Company had a consulting agreement with an investment banking firm in which a director is a partner for investment banking services of $240,000 in 1995, of which $90,000 was payable at December 31, 1995 and paid in 1996. In addition, in 1996, the Company paid the firm a commission and other expenses of $101,000 in connection with the Company's purchase of its Series A Stock.

NOTE 18. SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical costs and operating information relating to the Company's oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                   1997       1996       1995
                                         (In thousands)
Capitalized Costs Relating to Oil and Gas Activities:
  Oil and gas properties (2)       $63,148    $46,175   $43,751
  Natural gas processing plant       2,760         --        --
  Accumulated depreciation,
    depletion and amortization     (26,011)   (23,361)  (21,173)

                                   $39,897    $22,814   $22,578
                                   =======    =======   =======

Costs Incurred in Oil and Gas Producing Activities:
  Property acquisition costs       $ 1,847    $    60   $   131
  Termination of volumetric
    production payment                  --         --     5,586
  Exploration costs                     59 (1)    264(1)    180
  Development costs                 17,827      2,138     2,379
  Full cost pool credits                --        (38)      (66)

                                   $19,733    $ 2,424   $ 8,210
                                   =======    =======   =======

Results of Operations from Oil and Gas Producing Activities:
  Oil and gas sales                $ 8,582    $ 5,854   $ 3,380
  Deferred revenue amortization         --         --     1,420
  Lease operating expense           (3,037)    (2,249)   (1,868)
  Depletion and depreciation        (2,625)    (1,924)   (2,162)
  Impairment of oil and gas
     properties                        (24)(1)   (264)(1)    --
  Results of operations from oil
    and gas producing activities   $ 2,896    $ 1,417   $   770
                                   =======    =======   =======

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):

Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by independent consulting petroleum engineering firms for the years ended December 31, 1997, 1996 and 1995. All of the Company's reserves are located in the continental United States.

                                                 Oil      Gas
                                                 (MBbls)  (MMcf)
Proved Reserves
  Reserves, December 31, 1994                     1,544    6,294
    Acquisition of reserves in place                136    2,246
    Extensions, discoveries and additions           163    1,129
    Production                                     (147)    (546)
    Revisions                                       117      798
  Reserves, December 31, 1995                     1,813   19,921
    Extensions, discoveries and additions            75      667
    Production                                     (174)  (1,286)
    Revisions                                        (7)   4,983
  Reserves, December 31, 1996                     1,707   24,285
    Acquisitions of reserves in place                --    3,968
    Extensions, discoveries and additions           340   29,858
    Production                                     (196)  (2,350)
    Revisions                                      (470)  (5,889)

  Reserves, December 31, 1997                     1,381   49,872
                                                  =====   ======

  Pro forma reserves at December 31, 1996(3)      1,707   28,388
                                                  =====   ======

Proved Developed Reserves
  December 31, 1995                               1,238   14,702
                                                  =====   ======
  December 31, 1996                               1,225   18,403
                                                  =====   ======
  December 31, 1997                               1,110   24,709
                                                  =====   ======
  Pro forma at December 31, 1996 (3)              1,225   20,521
                                                  =====   ======

Standardized Measure of Discounted Future Net Cash Flows and
Changes Therein Relating to Proved Oil and Gas Reserves
(unaudited):

The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves, based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69, for the years ended December 31, 1997, 1996 and 1995:

                                 1997        1996        1995
                                        (In thousands)
Future cash in-flows             $119,335    $129,963   $ 66,178
Future production and development
  costs                           (40,008)    (46,374)   (30,522)
Future income taxes               (11,140)    (18,150)        --
Future net cash flows              68,187      65,439     35,656
Discount at 10%                   (27,022)    (29,428)   (14,618)

Standardized measure of
  discounted future net cash flows,
  end of year                    $ 41,165    $ 36,011   $ 21,038
                                 ========    ========   ========
Pro forma standardized measure
  of discounted future net cash
  flows, end of year(3)          $ 38,320
                                 ========

Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences, operating loss carryforwards and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest. The Company's oil and gas hedging agreements at December 31, 1997, described in Note 13, do not have a material effect on the determination of future oil and gas sales. In 1995, the tax basis of the oil and gas properties plus the NOL carryforward exceeded future net revenues. Consequently, no income taxes were provided for in that year.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995:

                                 1997        1996        1995
                                        (In thousands)
Standardized measure,
  beginning of year             $36,011     $21,038     $13,758
Net revisions to previous
  quantity estimates and other    2,022       3,266      (1,852)
Extensions, discoveries,
  additions, and changes in
  timing of production,
   net of related costs          27,642       2,204       1,631
Purchase of reserves in place     1,720          --       5,701
Net change in future development
  costs                            (793)        580        (127)
Sales of oil and gas produced,
  net of production costs        (5,545)     (3,605)     (1,512)
Net change in prices and
  production costs              (23,496)     20,487       2,063
Accretion of discount               341       2,029       1,376
Net change in income taxes        3,263      (9,988)         --

Standardized measure,
  end of year                   $41,165     $36,011     $21,038
                                =======     =======     =======

Pro forma standardized measure,
  end of year(3)                            $38,320
                                            =======

__________

(1)  Offshore Belize - all other items relate to U.S.
operations.

(2) At December 31, 1997 and 1996, the net present value of the underlying reserves exceeded the net book value of the Company's oil and gas properties. At December 31, 1995, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $1,540,000. However, oil and gas prices increased substantially subsequent to yearend. Applying these increased prices to yearend oil and gas reserves indicates that the oil and gas properties were not, in fact, impaired. Accordingly, the $1,540,000 impairment was not charged to expense during the year ended December 31, 1995.

(3) In December 1996, the Company entered into a purchase and sale agreement to acquire certain oil and gas properties for cash consideration of $1,300,000. The Company assumed operations of those properties on December 31, 1996 and the ownership changed on January 1, 1997. Pro forma proved reserves include 4,103 Mmcf and pro forma proved developed reserves include 2,118 Mmcf, and pro forma standardized measure includes $2,309,000, as if the ownership had changed on December 31, 1996.

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

                          LAGUNA GOLD COMPANY

                           FINANCIAL SECTION
            Expressed in U.S. Dollars, unless otherwise stated.

                                                           PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                    2

CONSOLIDATED BALANCE SHEETS -
December 31, 1997 and 1996                                   4

CONSOLIDATED STATEMENTS OF OPERATIONS -
For the Years Ended December 31, 1997, 1996 and 1995         5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
For the Years Ended December 31, 1997, 1996 and 1995         6

CONSOLIDATED STATEMENTS OF CASH FLOWS  -
For the Years Ended December 31, 1997, 1996 and 1995         7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   8


LAGUNA GOLD COMPANY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Laguna Gold Company:

We have audited the accompanying consolidated balance sheet of Laguna Gold Company (a Colorado corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laguna Gold Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ Arthur Andersen LLP

Denver, Colorado
March 20, 1998




LAGUNA GOLD COMPANY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Laguna Gold Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity as of and for each of the two years in the period ended December 31, 1996 present fairly, in all material respects, the financial position, results of operations and cash flows of Laguna Gold Company and its subsidiaries as of and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management' our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Laguna Gold Company for any period subsequent to December 31, 1996.

   /s/ Price Waterhouse LLP

March 17, 1997
Denver, Colorado


                            LAGUNA GOLD COMPANY

                         CONSOLIDATED BALANCE SHEETS
                         At December 31, 1997 and 1996
                        (In thousands of U.S. dollars,
                      except share and per share amounts)

                                             1997        1996

                                ASSETS
Current assets:
Cash and cash equivalents                    $    435    $    47
Short-term investments                             --      2,786
Accounts receivable                                19         55
Inventories                                        12         18
Other                                              19         36
Total current assets                              485      2,942

Mineral properties                                254      8,371
Mining equipment                                  737      1,722
Less accumulated depreciation, depletion
   and amortization                                --       (728)
                                                  991      9,365

Other assets                                        8         29

Total Assets                                 $  1,484    $12,336
                                             ========    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities     $     62    $   160

Convertible note payable to affiliate           1,856      2,070
Other convertible notes payable                   230        230
Accrued interest                                   81        110
                                                2,167      2,410

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series A Convertible Preferred Stock, $0.01
   par value, 25,000 shares authorized,
   no shares issued and outstanding                --         --
Common Stock, $0.01 par value, 200,000,000
   shares authorized; 25,000,000 shares
   issued and outstanding                         250        250
Additional paid-in capital                     14,736     14,545
Accumulated deficit                           (15,731)    (5,029)
Total stockholders' equity (deficit)             (745)     9,766

Total Liabilities and Stockholders'
Equity (Deficit)                             $  1,484    $12,336
                                             ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                         LAGUNA GOLD COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1997, 1996 and 1995
         (In thousands of U.S. dollars, except per share amounts)

                                 1997        1996       1995
Revenues:
Interest and other               $     91    $   130    $    41

Costs and expenses:
Write down of mining assets         9,319         --         --
General and administrative            985        624        961
Exploration                           234        410         --
Depreciation and amortization         139         78         51
Interest and other                    116        120         15
                                   10,793      1,232      1,027

Net loss                         $(10,702)   $(1,102)   $  (986)
                                 ========    =======    =======

Net loss per common share        $  (0.43)   $ (0.06)   $ (0.07)
                                 ========    =======    =======

Weighted average common shares
   outstanding (000's)             25,000     18,590     14,400
                                 ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                           LAGUNA GOLD COMPANY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (In thousands of U.S. dollars, except share amounts)


                                                                                Total
                                                           Additional           Stockholders'
                           Preferred Stock  Common Stock   Paid-in  Accumulated Equity
                           Shares   Amount  Shares  Amount Capital  Deficit    (Deficit)
Balance, December 31, 1994      --   $ --         100 $ 1  $ 2,213  $(2,941)   $   (727)

100,000-for-one common stock
  split                         --     --   9,999,900  99      (99)      --          --
Issuance of convertible
  preferred stock           25,000      1          --  --    2,399       --       2,400
Capital contribution by Mallon
  Resources Corporation         --     --          --  --    3,569       --       3,569
Stock option compensation
  expense                       --     --          --  --      137       --         137
Net loss                        --     --          --  --       --     (986)       (986)

Balance, December 31, 1995  25,000      1  10,000,000 100    8,219   (3,927)      4,393

1.44-for-one common stock
  split                         --     --   4,400,000  44      (44)      --          --

Adjusted balance,
  December 31, 1995         25,000      1  14,400,000 144    8,175   (3,927)      4,393

Capital contribution by Mallon
  Resources Corporation         --     --          --  --      111       --         111
Stock option compensation
  expense                       --     --          --  --       25       --          25
Sale of Special Warrants        --     --          --  --    4,339       --       4,339
Issuance of common stock        --     --   2,000,000  20    1,980       --       2,000
Conversion of Series A Preferred
  Stock to common stock    (25,000)    (1)  3,600,000  36      (35)      --          --
Issuance of common stock for
  Special Warrants              --     --   5,000,000  50      (50)      --          --
Net loss                        --     --          --  --       --   (1,102)     (1,102)

Balance, December 31, 1996      --     --  25,000,000 250   14,545   (5,029)      9,766

Stock option compensation
  expense                       --     --          --  --      191       --         191
Net loss                        --     --          --  --       --  (10,702)    (10,702)

Balance, December 31, 1997      --   $--   25,000,000 $250 $14,736 $(15,731)   $  (745)
                           =======   ===   ========== ==== ======= ========    =======


The accompanying notes are an integral part of these consolidated financial statements.

                             LAGUNA GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996 and 1995
                         (In thousands of U.S. dollars)

                                                              1997        1996       1995
Cash flows from operating activities:
Net loss                                                      $(10,702)   $(1,102)   $  (986)
Adjustments to reconcile net loss to net cash used in operations:
Write down of mining assets                                      9,319         --         --
Depreciation and amortization                                      139         78         51
Gain on sale of assets                                             (12)        --         --
Allocated general and administrative expenses                       --        111        390
Stock option compensation expense                                  191         25        137
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable                                                 36        (49)         5
Inventories                                                          6         12        (25)
Other assets                                                        38        (25)        --
Increase (decrease) in:
Accounts payable and accrued liabilities                           (98)      (102)       221
Exploration advances                                                --        (99)        99
Accrued interest                                                   108        110         --
Net cash used in operating activities                             (975)    (1,041)      (108)

Cash flows from investing activities:
Decrease (increase) in short-term investments                    2,786     (2,786)        --
Additions to property and equipment                             (1,439)    (1,635)    (1,238)
Proceeds from sale of assets                                        16         --         --
Net cash provided by (used in) investing activities              1,363     (4,421)    (1,238)

Cash flows from financing activities:
Proceeds from sale of special warrants                              --      4,339         --
Proceeds from sale of convertible preferred stock                   --         --      2,400
Increase in payable to affiliate                                    --         --        104
Net cash provided by financing activities                           --      4,339      2,504

Net increase (decrease) in cash and cash equivalents               388     (1,123)     1,158

Cash and cash equivalents, beginning of year                        47      1,170         12

Cash and cash equivalents, end of year                        $    435    $    47    $ 1,170
                                                              ========    =======    =======

Supplemental non-cash transactions:
Sale of 1% net smelter return royalty by forgiveness of a
  portion of the principal amount of a convertible note payable
  and accrued interest to Mallon Resources Corporation        $    350    $    --    $   --
                                                              ========    =====      ======

Acquisition of Red Rock Ventures, Inc. for common stock
 and notes payable                                            $     --    $ 2,230    $   --
                                                              ========    =======    ======

Capital contribution by Mallon Resources Corporation
 by forgiveness of account payable                            $     --    $   111    $3,569
                                                              ========    =======    ======

Conversion of payable of Mallon Resources Corporation
 to note payable                                              $     --    $    --    $2,070
                                                              ========    =======    ======

The accompanying notes are an integral part of these consolidated financial statements.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   ORGANIZATION

Laguna Gold Company (the "Company" or "Laguna") is a Denver based company engaged in the exploration for and development of precious metal mines in Costa Rica and Panama. The Company was incorporated under the laws of the State of Colorado on October 15, 1980. In December 1988, the Company became a wholly-owned subsidiary of Mallon Resources Corporation ("Mallon"). At December 31, 1997, Mallon owned approximately 46.4% of the Company's outstanding common stock.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laguna Costa Rica Corp., a Colorado corporation, Corporacion de Minerales Mallon, S.A., a Costa Rica corporation, and Industrial Platoro, S.A., a Costa Rica corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents include investments which are readily convertible into cash and have an original maturity of three months or less. All short-term investments are held to maturity and are reported at cost. Short-term investments include U.S. Treasury bills and notes with maturities greater than ninety days, but not exceeding one year.

Fair Value of Financial Instruments:
The Company's on-balance sheet financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1997 and 1996, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

Inventories:
Inventories, which consist of mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Property and Equipment:
The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mining properties. When, based on management's evaluation of geological studies, resource and reserve reports (both Company reports and reports prepared by third parties), metallurgical studies, environmental issues, estimated capital requirements, estimated mining and production costs, estimated commodity prices, and other matters, it appears likely that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body, are capitalized. When commercially profitable ore reserves are developed and operations commence, deferred costs will be amortized using the units-of-production method. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are removed from the accounts in the year abandoned or sold and any gain or loss is recognized.

Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is depreciated at approximately 2% per year. Other property and equipment is recorded at cost, and depreciated over their estimated useful lives (five to seven years) using the straight-line method.

The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

The Company analyzes the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. (See Note 4.)

Income Taxes:
Income taxes are calculated in accordance with the provisions set forth in SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined using an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and the tax basis of assets and liabilities, as determined through income tax filings by the Company with relevant tax authorities, and gives immediate effect to changes in income tax laws.

Stock-Based Compensation:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net loss and loss per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied. (See
Note 10.)

Foreign Currency Translation:
Management has determined that the U.S. dollar is the functional currency for Costa Rican operations. Accordingly, the assets, liabilities and results of operations of the Costa Rica subsidiaries are measured in U.S. dollars. Transaction gains and losses are not material for any of the periods presented.

Per Share Data:
The Company adopted SFAS 128, "Earnings Per Share" beginning with the fourth quarter of 1997. All prior period earnings per share have been restated to conform to the provisions of the statement. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in all years presented because they were anti-dilutive as a result of the Company's net loss in those years.

Use of Estimates and Significant Risks:
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to mineral reserves, fair value of financial instruments, future cash flows associated with long-lived assets, valuation allowance for deferred tax assets, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the mining business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of metals, uncertainties related to the estimation of reserves of minerals and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. Exploration activities are subject to numerous risks, including the risk that no ore bodies will be encountered.

Reporting Comprehensive Income:
SFAS No. 130 "Reporting Comprehensive Income" which was issued in June 1997 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in 1998.

Note 3.   FINANCIAL CONDITION

The Company has experienced recurring losses and negative cash flow from operations that raise serious doubt about its ability to continue as a going concern. The Company's cash position at December 31, 1997 was approximately $400,000, which at its current monthly expenditure rate will be exhausted within five months subsequent to year end. In order to meet its financial needs during 1998, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is attempting to raise funds to put its Rio Chiquito Gold Project back into production. The Company is actively pursuing debt financing through the form of a private placement. However, there is no assurance that the Company will be successful in its fund raising efforts. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial requirements. If the current weak gold market continues and gold prices remain depressed, the Company's operations in Costa Rica may be put on standby status for an indefinite period.

Note 4.   WRITE-DOWN OF MINING ASSETS

The Company evaluates its long-lived assets for write-down when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset write-down is considered necessary. The related write-down is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the assets. Effective December 31, 1997, the Company's Board of Directors approved a write-down for a portion of its long-lived assets based upon an analysis completed in March 1998. The Company recognized a write-down of $8.8 million and $0.5 million affecting its mineral properties and mining equipment, respectively. The write-down was required primarily as a result of the current depressed gold price.

Note 5.   MINERAL PROPERTIES

The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica, where the Company holds 18 exploration concessions and one exploitation concession covering 277 square kilometers. The Company believes that it has valid rights to the Rio Chiquito concessions, and that all necessary exploration work has been performed to retain title to the concessions. The project was initially owned 90% by the Company and 10% by Red Rock Ventures, Inc. ("Red Rock"). As discussed in Note 6, the Company purchased Red Rock in 1996 and now owns 100% of the project.

In August 1996, the Company purchased a 5% Net Operating Profits
Interest in the Rio Chiquito deposit held by Sunshine
International Exploration Company for $195,000.

Note 6.   SHARE CAPITAL

The Company's authorized capital consists of 200,000,000 shares of $.01 par value common stock and 1,000,000 shares of preferred stock, par value $.01 per share, with designations, rights, preferences and limitations as may be determined by the Company's Board of Directors. In June 1995, the Company privately placed 25,000 shares of its Series A Convertible Preferred Stock for $2,400,000. The shares of Series A Convertible Preferred Stock were convertible into 3,600,000 shares of the Company's common stock and this conversion occurred automatically upon the Company's successful initial public offering in September 1996, as discussed below. Each share of Series A Convertible Preferred Stock included detachable warrants to purchase shares of Mallon's common stock at an adjusted exercise price of $8.04 per share. The warrants expire in June 2000.

In May 1996, the Company sold 5,000,000 Special Warrants for $1.00 per Warrant. The Company received proceeds of $4,339,000, net of offering costs of $661,000. In September 1996, the Company completed the registration of the Special Warrants with The Ontario Securities Commission. Upon exercise, each Special Warrant is convertible into one share of the Company's common stock and one Common Share Purchase Warrant. Each Common Share Purchase Warrant entitled the holder to purchase one share of common stock for $1.50 (subject to adjustment) on or before November 24, 1997. In connection with the sale of the Special Warrants, the Company issued to the underwriters non-assignable warrants that entitle the holders to purchase 500,000 shares of the Company's common stock on or before November 24, 1997 at $1.00 per share. As of November 24, 1997, none of the Common Share Purchase Warrants nor the Special Warrants were exercised and subsequently all the warrants expired.

Until June 1996, the Company owned a 90% interest in the Rio Chiquito concessions, and Red Rock, a private company, owned a 10% interest. In June 1996, the Company acquired Red Rock for 2,000,000 shares of the Company's common stock, valued at $1.00 per share, and convertible secured promissory notes in the aggregate principal amount of $230,000, for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of the Company's common stock, at the holder's option. The initial conversion price, which is subject to anti-dilution adjustments, is $1.10. The notes are collateralized by a general security agreement encumbering all of the assets of the Company. Red Rock's sole asset at the time of the merger was a 10% interest in the Rio Chiquito concessions. After the acquisition, the Company owns a 100% interest in the concessions. The acquisition was accounted for as a purchase.

Note 7.   INCOME TAXES

The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1997, 1996 and 1995.

Deferred tax assets consisted of the following as of December 31, 1997 and 1996 (In thousands of U.S. dollars):

                                               1997       1996
Net operating loss carryforward              $ 1,070    $   521
Mining properties basis differences            4,903      1,253
                                               5,973      1,774

Less valuation allowance                      (5,973)    (1,774)

                                             $    --    $    --
                                             =======    =======


At December 31, 1997, for U.S. Federal income tax purposes, the
Company had a net operating loss ("NOL") carryforward of approximately $2,900,000, which expires in varying amounts between 2005 and 2012.

Under the U.S. Internal Revenue Code of 1986 (the "Code"), as amended, the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying the unused NOL forward for a period of 15 years to offset its future income taxes. The Company's ability to utilize any NOL in future years will be restricted to approximately $1,500,000 per year because the Company has experienced an "ownership change" as defined in the Code.

Note 8.  RELATED PARTY TRANSACTIONS

In June 1997, Mallon discontinued its allocation of G&A to the Company since Laguna was no longer sharing office space, expenses or employees. The G&A allocation from Mallon to the Company for 1997, 1996 and 1995 was $58,000, $297,000 and $390,000,
respectively. During 1997, none of the G&A allocation was recorded as a capital contribution by Mallon, however, during 1996 a G&A allocation of $111,000 was recorded as a capital contribution by Mallon. As of December 31, 1997, approximately $10,000 was due from Mallon. As of December 31, 1997 and 1996, $1,700 and $50,000 were payable to Mallon, respectively. Subsequent to year end, the intercompany receivable and payable have been collected and paid, respectively.

In December 1995, the Company exchanged its intercompany payable to Mallon of $5,639,000 for a $2,070,000 Convertible Secured Promissory Note ("Note") to Mallon. The difference of $3,569,000 was recorded as a capital contribution by Mallon. The Note accrued interest at 5% per annum, and principal and accrued interest was due December 31, 2000. The Note was convertible into shares of the Company's common stock, at either the Company's or Mallon's option. The conversion price, which was subject to anti-dilution adjustments, was $1.10. The Note was collateralized by a general security agreement encumbering all of the assets of the Company. The intercompany payable to Mallon arose principally through the purchase of mineral properties and the allocation of common expenses. Mallon did not charge interest on the intercompany payable prior to the exchange noted above. In March 1998, the Company exercised its option under the terms of the Note to pay off all of the principal and accrued interest due under the Note as of December 31, 1997 with shares of its $0.01 par value per share common stock. The total principal and accrued interest due under the Note as of December 31, 1997, was $1,919,173. Accordingly, the Company authorized 1,744,703 shares of its common stock to be issued to Mallon in full satisfaction of all of its obligations under the Note.

In April 1997, the Company sold to Mallon a 1% net smelter return royalty burdening the Rio Chiquito concessions in exchange for the forgiveness by Mallon of a portion of the principal amount of the Note and accrued interest. Total consideration was $350,000, of which approximately $214,000 was principal and $136,000 was accrued interest.

In January 1998, the Company entered into a sublease agreement with Mallon. (See Note 12.)

Note 9.   COMMITMENTS AND CONTINGENCIES

In October 1996, the Company entered into a new lease for its corporate office. The lease expires in February 2002. The lease agreement provides for a base rent of $3,361 per month for the entire term of the lease and the payment of the Company's proportionate share of the real estate taxes and operating expenses. Future minimum lease payments are as follows (In thousands of U.S. dollars):

Year                 Amount
1998                  $ 47
1999                    44
2000                    41
2001                    40
2002                     7

                      $179
                      ====

For the year ended December 31, 1997, the Company's rent expense was $29,600. For the years ended December 31, 1996 and 1995, the Company's rent expense was included in the general and administrative expense allocated from Mallon. Effective
January 1, 1998, the Company began subletting approximately one-third of the Company's office space to Mallon for a period of 12 months at a rate of $1,227 per month. (See Note 12.)

Under the terms of the Costa Rican Labor Code, the Company may be obligated to make certain payments in the event of the death or dismissal of Costa Rican employees. No estimate of this liability can be made at this time. It is the policy of the Company to expense any such payments as incurred.

Presently, the Company has no future environmental or reclamation commitments or liabilities related to its current operations, however, if the Company undertakes an advanced exploration or drilling program or goes into production, the Company may incur future commitments and liabilities related to those activities.

Note 10.   STOCK BASED COMPENSATION

Under the Laguna Gold Company Equity Participation Plan (the "Equity Plan"), shares of common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The number of shares reserved is the lesser of 10% of the number of shares of Common Stock outstanding from time to time, or 8,000,000 shares. The Equity Plan provides that stock options, stock bonuses and stock appreciation rights and other forms of stock-based compensation may be granted in accordance with the provisions of the Equity Plan. Effective January 1, 1995, options to purchase a total of 1,620,000 shares of the Company's common stock were granted to four officers of the Company, exercisable at a price of $0.01 per share. Of these options, 718,750 vested immediately. The remainder of the options vest over a period of up to four years. The maximum term for the options is ten years from the date of grant. The options vest in full if controlling interest in the Company or substantially all of its assets are sold, or if the Company is merged into another company, or if control of the Company's Board is obtained by a person or persons not expressly approved by a majority of the members of the Board. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation expense using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period. As of December 31, 1997, none of these options have been exercised.

In July and August 1996, under the Equity Plan, options to purchase a total of 880,000 shares of the Company's common stock were granted to officers and directors of the Company, exercisable at a price of $1.00 per share. Of these options, 630,000 vested immediately. The remainder of the options vest over periods of up to four years. To date, none of these options have been exercised.

In August 1997, under the Equity Plan, options to purchase
225,000 shares of the Company's common stock with an exercise price of $0.01 per share were forfeited.

In September 1997, under the Equity Plan, options to purchase 160,000 shares of the Company's common stock were granted to officers of the Company, exercisable at a price of $0.16 per share. Of these options, 40,000 vested immediately. The remainder of the options vest over periods of up to three years. To date, none of these options have been exercised.

Changes during 1997, 1996 and 1995 in options outstanding under the Equity Plan were as follows:

Option Price

                                            Shares   Per Share
                                                 (000's)
Outstanding at December 31, 1994               --    $        --
Granted                                     1,620           0.01
Exercised                                      --             --
Forfeited                                      --             --

Outstanding at December 31, 1995            1,620           0.01
Granted                                       880           1.00
Exercised                                      --             --
Forfeited                                      --             --

Outstanding at December 31, 1996            2,500    $0.01-$1.00
Granted                                       160           0.16
Exercised                                      --             --
Forfeited                                     225           0.01

Outstanding at December 31, 1997            2,435   $0.01 - 1.00


Options exercisable:
December 31, 1996                           1,845   $0.01 -$1.00
December 31, 1997                           2,203   $0.01 - 1.00


The weighted average remaining contractual life of the options under the Equity Plan is 8.5 years.

Had compensation expense for the Company's 1997, 1996 and 1995 grants of stock options been determined consistent with the fair value method under SFAS No. 123, the Company's net loss and loss per common share would approximate the pro forma amounts below (in thousands of U.S. dollars, except per share amounts):


                                1997                    1996                   1995
                      As Reported  Pro Forma  As Reported  Pro Forma  As Reported  Pro Forma
Net loss               $(10,702)   $(10,752)    $(1,102)   $(1,399)     $ (986)      $(963)
Net loss per
   common share        $  (0.43)   $  (0.43)    $ (0.06)   $ (0.08)     $(0.07)      $(0.07)

The fair value of each option is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions. The options granted in 1995 have an expected price volatility of zero since the Company was non-public at the date of grant.

                                           1997     1996    1995
Risk-free interest rate                    5.88%    6.50%   7.60%
Expected life (in years)                      4        4       4
Expected volatility                      133.28%   75.50%   0.00%
Expected dividend yield                    0.00%    0.00%   0.00%
Weighted average fair value of
   options granted                         $0.16    $0.52   $0.11

In December 1997, Mallon granted to new management an option for three years to purchase from Mallon 1.0 million shares of Laguna common stock owned by Mallon ("Mallon's Laguna Common Stock") for a purchase price of US$1.00 per share (see below). The grant of the 1.0 million options to new management from Mallon is not reflected in the SFAS 123 disclosures above.

In December 1997, the Company engaged a new management team.
Part of management's compensation package was stock compensation effective December 30, 1997. The compensation package provided the following: (1) a grant of 2.4 million shares of Mallon's Laguna Common Stock; (2) a grant to new management of an option for three years to purchase from Mallon 1.0 million shares of Mallon's Laguna Common Stock for a purchase price of US$1.00 per share; and (3) a grant of 975,000 shares of Mallon's Laguna Common Stock to new management upon the occurrence of certain events. For the year ended December 31, 1997, the Company's statement of operations reflects stock compensation expense of approximately $210,000 for items (1) and (2) discussed above. As of December 31, 1997, none of the events discussed in item (3) above have occurred, therefore, no stock compensation expense related to the performance options was recorded in the Company's 1997 financial statements. However, as these events occur in the future, the Company will record the appropriate stock compensation expense in the Company's financial statements.

Note 11.   DIFFERENCE BETWEEN UNITED STATES AND CANADIAN
           GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in Canada. Except for the convertible note payable to affiliate (see Note 8), which would require classification as equity under Canadian generally accepted accounting principles, there are no other differences that have a significant effect on earnings, or overall financial statement presentation.

Note 12.  SUBSEQUENT EVENTS

In January 1998, the Company entered into a sublease agreement with Mallon whereby the Company will sublet approximately one-third of its office space to Mallon for a period of 12 months ending December 31, 1998. The sublease rate is $1,227 per month and is based on the current market office lease rates.

In January 1998, the Company's Board of Directors granted to employees of the Company options to purchase 919,999 shares of the Company's common stock at an exercise price of $0.045. These grants are subject to stockholder ratification, and the options vest at various times or upon the occurrence of various events.

In March 1998, the Company's Board of Directors approved, subject to stockholder ratification at the Company's June 1998 annual meeting, an increase in the number of shares available for issuance under the Company's Equity Plan from 2.5 million shares to 5.0 million shares. In addition, the Board of Directors approved, subject to stockholder ratification, that the exercise price of all options held by current employees and directors of the Company be reduced to US$0.045 per share.