Form 10-Q
period 1998-03-31
MALLON RESOURCES CORP
filed 1998-05-15
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

     YES [X]      NO [  ]

As of April 30, 1998, 6,996,200 shares of the registrant's common stock, par value $0.01 per share, were outstanding.


PART I -  FINANCIAL INFORMATION

Item 1 -- Financial Statements

                          MALLON RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                   ASSETS


                                                                   March 31,   December 31,
                                                                     1998          1997
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                      $  1,235    $  6,741
    Accounts receivable:
       Oil and gas sales                                              1,151       1,464
       Joint interest participants, net of allowance of
         $8 and $8, respectively                                      2,358       2,406
       Related parties                                                   77          72
       Other                                                             --           7
    Inventories                                                         401         327
    Other                                                               182          46
          Total current assets                                        5,404      11,063

Property and equipment:
    Oil and gas properties, full cost method                         70,787      63,148
    Natural gas processing plant                                      3,019       2,760
    Other equipment                                                     701         665
                                                                     74,507      66,573
    Less accumulated depreciation, depletion and amortization       (27,538)    (26,393)
                                                                     46,969      40,180

Notes receivable-related parties                                         18          18

Other, net                                                              158         165

Total Assets                                                       $ 52,549    $ 51,426


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                         $  7,414    $  6,797
    Undistributed revenue                                             1,292         813
    Current portion of installment obligation, less unamortized
       discount of $17 and $22, respectively                            383         378
    Drilling advances                                                    41         135
    Accrued taxes and expenses                                           12           4
    Current portion of lease obligation                               1,697       1,746
          Total current liabilities                                  10,839       9,873

Long-term bank debt                                                       1           1
Accrued expenses                                                         39          39
          Total non-current liabilities                                  40          40

Total liabilities                                                    10,879       9,913

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $1,352,000                            1,320       1,317

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000 shares
       authorized; 6,996,200 and 6,995,264 shares issued
       and outstanding, respectively                                     70          70
    Additional paid-in capital                                       74,050      73,937
    Accumulated deficit                                             (33,770)    (33,811)
          Total shareholders' equity                                 40,350      40,196

Total Liabilities and Shareholders' Equity                         $ 52,549    $ 51,426

The accompanying notes are an integral part of these consolidated financial statements.


                            MALLON RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)

                                                                       For the Three Months
                                                                         Ended March 31,
                                                                       1998          1997
                                                                         (Unaudited)
Revenues:
    Oil and gas sales                                                  $3,069      $1,972
    Interest and other                                                     56          25
                                                                        3,125       1,997

Costs and expenses:
    Oil and gas production                                              1,163         697
    Depreciation, depletion and amortization                            1,153         555
    Impairment of oil and gas properties                                   --          79
    General and administrative                                            656         638
    Interest and other                                                    109          91
                                                                        3,081       2,060

Equity in loss of affiliate                                                --        (167)

Net income (loss)                                                          44        (230)

Dividends on preferred stock and accretion                                (30)        (95)

Net income (loss) attributable to common shareholders                  $   14      $ (325)


Basic:
    Net income (loss) per share attributable to common shareholders    $   --      $(0.07)

    Weighted average common shares outstanding                          6,996       4,386

Diluted:
    Net income (loss) per share attributable to common shareholders    $   --      $(0.07)

    Weighted average common shares outstanding                          7,088       4,386

The accompanying notes are an integral part of these consolidated financial statements.


                        MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                                       For the Three Months
                                                                         Ended March 31,
                                                                       1998          1997
                                                                         (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                  $    44     $  (230)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization                         1,153         555
        Impairment of oil and gas properties                                --          79
        Amortization of discount on installment obligation                   6          11
        Equity in loss of affiliate                                         --         167
        Stock compensation expense                                         115          11
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable                                      363         315
                  Inventory and other assets                              (211)       (204)
            Increase (decrease) in:
                  Trade accounts payable and undistributed revenue       1,096       1,929
                   Accrued taxes and expenses                                6         (31)
                  Drilling advances                                        (94)        (34)
Net cash provided by operating activities                                2,478       2,568

Cash flows from investing activities:
    Additions to property and equipment                                 (7,907)     (3,644)
    Purchase of subsidiary stock                                            --         (55)
    Other                                                                   --         (47)
Net cash used in investing activities                                   (7,907)     (3,746)

Cash flows from financing activities:
    Lease obligation payments                                              (50)         (6)
    Payment of preferred dividends                                         (27)        (80)
Net cash used in financing activities                                      (77)        (86)

Net decrease in cash and cash equivalents                               (5,506)     (1,264)

Cash and cash equivalents, beginning of period                           6,741       2,771

Cash and cash equivalents, end of period                               $ 1,235     $ 1,507

Supplemental cash flow information:
    Cash paid for interest                                             $   110     $   113

    Non-cash transactions:
        Installment obligation (less unamortized discount) in
            exchange for property and equipment                        $    --     $   733


The accompanying notes are an integral part of these consolidated financial statements.


                        MALLON RESOURCES CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                ___________


Note 1.  GENERAL

    Mallon Resources Corporation ("the Company") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company also has an interest in Laguna Gold Company ("Laguna"). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    At March 31, 1998, the Company owned approximately 49% of Laguna. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), the Company's share of Laguna's net losses exceeded the carrying value of its investment in and advances to Laguna because of Laguna's decision to write-down its mining assets. Accordingly, the Company no longer reflects its share of Laguna's net losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's current and future net losses not recognized.

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Form 10-K.

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1998.

Note 2. LONG-TERM BANK DEBT

    Effective March 1998, the borrowing base under the Company's revolving credit facility was increased to $21,250,000, and the amount of the monthly reduction to the borrowing base was reduced to zero, until redetermined in connection with the next borrowing base review. Previously, the amount of the reduction was $170,000 per month. At March 31, 1998, the amount outstanding under the facility was $1,000, leaving the amount available under the facility at $21,249,000.

Note 3. EARNINGS (LOSS) PER SHARE

    In fourth quarter 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Convertible Preferred Stock were converted to common stock. SFAS No. 128 requires a restatement of all periods presented.

    The following table reconciles the net income (loss) and common shares outstanding used in the calculations of basic and diluted net income (loss) per share for the three months ended
March 31, 1998 and 1997, respectively.

                               Three Months Ended March 31,
                                 1998                 1997
                        Net     Common        Net    Common
(In thousands)          Income  Shares   EPS  Loss   Shares   EPS
Net income (loss)         $ 44                $(230)

Dividends on preferred
  stock and accretion      (30)                 (95)

Basic income (loss)
  per share                 14   6,996   $--   (325)  4,386 $(.07)

Warrants                    --      16           --      --

Stock options               --      76           --      --

Diluted income (loss)
  per share                $14   7,088   $--  $(325)  4,386 $(.07)

    Options to purchase 479,000 shares of common stock and Series B Convertible Preferred Stock convertible into 131,000 shares of common stock were excluded from the calculation for the first quarter of 1998 because they were antidilutive. All options, warrants, and Series B Convertible Preferred Stock were excluded from the calculation for the first quarter of 1997 because they were antidilutive as a result of the Company's net loss in that period.

Note 4. COMPREHENSIVE INCOME:

    The Company adopted SFAS No. 130, "Comprehensive Income," beginning with the first quarter of 1998. There are no components of comprehensive income which have been excluded from net income and, therefore no separate statement of comprehensive income has been presented.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at March 31, 1998 and December 31, 1997, and results of operations and cash flows for the three months ended March 31, 1998 and 1997. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

Liquidity and Capital Resources

The Company has a revolving credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank"). The borrowing base under the Facility is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties. Effective March 1998, the borrowing base under the Facility was increased to $21,250,000 and the term extended to April 30, 2001. At May 11, 1998, the principal amount outstanding was $3,250,000, leaving the amount remaining available under the Facility at $18,000,000. The Company is currently in compliance with the covenants of the Facility.

Capital expenditures related to the Company's drilling and development programs totaled $7,667,000 for first quarter 1998 and $3,073,000 for first quarter 1997. The Company's current budget for drilling and development capital expenditures in 1998 is approximately $25,341,000. During first quarter 1998, the Company completed all of the 15 wells drilled and recompleted 6 wells. Nine of the wells completed were shut-in awaiting the completion of gas plant expansion, which is expected to occur toward the end of the second quarter. During first quarter 1997, the Company completed 6 of the 7 development wells it drilled and recompleted 4 wells. In addition, the Company participated in the drilling of an exploratory well in first quarter 1997 which was abandoned as a dry hole. The Company currently plans to drill or recomplete more than 60 wells during fiscal 1998.

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

Results of Operations

                                                Three Months
                                                Ended March 31,
                                                1998      1997
                                               (In thousands,
                                            except per unit data)
Operating Results from Oil and Gas Operations:
   Oil and gas sales                            $ 3,069   $ 1,972
   Production tax and marketing expense             479       263
   Lease operating expense                          684       434
   Depletion                                      1,100       530
   Depreciation                                      30        --

Net Production:
   Oil (MBbl)                                        68        37
   Natural gas (MMcf)                             1,086       411
   MBOE                                             249       106
   MMcfe                                          1,494       633

Average Sales Price Realized (1):
   Oil (per Bbl)                                $ 14.26   $ 22.59
   Natural gas (per Mcf)                           1.93      2.76
   Per BOE                                        12.33     18.60
   Per Mcfe                                        2.05      3.12

Average Cost Data (per BOE):
   Production tax and marketing expense         $  1.92   $  2.48
   Lease operating expense                         2.75      4.09
   Depletion                                       4.42      5.00
   Depreciation                                     .12        --

Average Cost Data (per Mcfe):
   Production tax and marketing expense         $   .32   $   .42
   Lease operating expense                          .46       .69
   Depletion                                        .74       .84
   Depreciation                                     .02        --
        _________________
(1)   Includes effects of hedging.

Three Months Ended March 31, 1998 Compared to March 31, 1997

Revenues. Total revenues for first quarter 1998 increased 56% to $3,125,000 from $1,997,000 for first quarter 1997. Oil and gas sales for first quarter 1998 increased 56% to $3,069,000 from $1,972,000 for first quarter 1997 primarily due to higher oil and gas production. Oil production for first quarter 1998 increased 84% to 68,000 barrels from 37,000 barrels for first quarter 1997 and gas production for first quarter 1998 increased 164% to 1,086,000 Mcf from 411,000 Mcf for first quarter 1997, due to the Company's successful drilling and recompletion program in 1998 and the latter part of 1997. Lower oil and gas prices in first quarter 1998 partially offset the gains in production. Average oil prices per barrel for first quarter 1998 decreased 37% to $14.26 from $22.59 for first quarter 1997. Average gas prices per Mcf for first quarter 1998 decreased 30% to $1.93 from $2.76 for first quarter 1997.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 67% to $1,163,000 from $697,000 in 1997. The increase was primarily due to new wells drilled in 1998 and the latter part of 1997. Total oil and gas production expenses per BOE decreased $1.90 per BOE, or 29%, to $4.67 for the 1998 quarter from $6.57 for the 1997 quarter. Production tax and marketing expense per BOE decreased 23% to $1.92 from $2.48 due to lower oil and gas prices in the 1998 quarter. Lease operating expense per BOE decreased $1.34, or 33%, to $2.75 in the 1998 quarter from $4.09 in the 1997 quarter due to more efficient operations and a higher proportion of gas production in 1998, which is generally less costly to produce than oil.

Depreciation, Depletion and Amortization. First quarter 1998 depreciation, depletion and amortization increased 108% to $1,153,000 from $555,000 in first quarter 1997 due to higher oil and gas production. Depletion per BOE decreased 12% to $4.42 from $5.00, primarily due to an increase in oil and gas reserves.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $-0- for first quarter 1998 compared to $79,000 for first quarter 1997. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during first quarter 1997. Accordingly, the Company reduced the carrying amount of its capitalized costs.

General and Administrative Expenses. Total general and administrative expenses for first quarter 1998 increased 3% to $656,000 from $638,000 in first quarter 1997 due to the hiring of additional personnel because of expanded operations. During first quarter 1998, the Company capitalized approximately $200,000 more of general and administrative expenses directly related to its drilling program than was capitalized during first quarter 1997.

Interest and Other Expenses. Interest and other expenses for first quarter 1998 increased 20% to $109,000 from $91,000 for first quarter 1997. The increase was primarily due to interest paid on the Company's lease obligations in the 1998 quarter.

Equity in Loss of Affiliate.   Equity in loss of affiliate of
$167,000 in 1997 represents the equity in the Laguna loss.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1998 and 1997, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax expense or benefit in the consolidated statements of operations for the first quarters of 1998 and 1997.

Net Income (Loss). The Company had net income of $44,000 for first quarter 1998 compared to a net loss of $230,000 for first quarter 1997 as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 and $80,000 on its $1,352,000 and $4,000,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the quarters ended March 31, 1998 and 1997, respectively, and realized accretion of $3,000 and $15,000, respectively. Preferred dividend payments in the 1998 quarter were reduced as a result of the conversion into common stock and redemption in April 1997 of approximately 265,000 shares of Series B Preferred Stock. Approximately 135,000 shares remain outstanding. Net income attributable to common shareholders for the quarter ended March 31, 1998 was $14,000 compared to a net loss attributable to common shareholders of $325,000 for the quarter ended March 31, 1997.

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

The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices by limiting the Company's exposure to future oil and gas price declines. However, such hedging arrangements also limit the benefits the Company would realize if prices increase. The Company recognized a hedging gain of $79,000 in first quarter 1998 compared to a hedging loss of $109,000 in first quarter 1997. These amounts are included in oil and gas sales in the Company's consolidated statements of operations.

Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

The preceding information contains forward-looking statements, the realization of which cannot be assured. Actual results may differ significantly from those forecast. When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business generally (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, uncertainties relating to geologic models and evaluations, the effects of competition and extensive environmental regulation, and other factors, many of which are necessarily beyond the Company's control. These and other risk factors that affect the Company's business are discussed in the Company's 1997 Form 10-K.


PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

During first quarter 1998, the Company filed three Periodic
Reports on Form 8-K dated: January 9, 1998, January 15, 1998 and
March 16, 1998. Each Report related to an "Item 5. Other Events" matter.


                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MALLON RESOURCES CORPORATION
                           Registrant


Date:  May 15, 1998        By:  /s/ Roy K. Ross
                                Roy K. Ross
                                Executive Vice President


Date:  May 15, 1998        By:  /s/ Alfonso R. Lopez
                                Alfonso R. Lopez
                                Vice President, Finance/Treasurer