Form 10-Q
period 1998-06-30
MALLON RESOURCES CORP
filed 1998-08-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  Form 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         for the quarterly period ended June 30, 1998

- or -

[  ]   Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         for the transition period from __________ to ____________

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

     YES [X]                  NO [  ]

As of July 31, 1998, 7,024,665 shares of registrant's common stock, par value $0.01 per share, were outstanding.


PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                 June 30,        December 31,
                                                                   1998              1997
                                                                (Unaudited)

                             ASSETS
<T>
Current assets:
    Cash and cash equivalents                                   $    276          $  6,741
    Accounts receivable:
       Oil and gas sales                                             981             1,464
       Joint interest participants, net of allowance of $8 and
          $8, respectively                                         1,999             2,406
       Related parties                                               134                72
       Other                                                          --                 7
    Inventories                                                      411               327
    Other                                                            148            _   46
          Total current assets                                     3,949            11,063

Property and equipment:
    Oil and gas properties, full cost method                      78,970            63,148
    Natural gas processing plant                                   3,847             2,760
    Other equipment                                                  899               665
                                                                  83,716            66,573
    Less accumulated depreciation, depletion and amortization    (28,712)          (26,393)
                                                                  55,004            40,180

Notes receivable-related parties                                      19                18

Other, net                                                           152               165

Total Assets                                                    $ 59,124          $ 51,426
                                                                ========          ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                      $  7,530          $  6,797
    Undistributed revenue                                            851               813
    Current portion of installment obligation, less unamortized
       discount of $11 and $22, respectively                         389               378
    Drilling advances                                                 16               135
    Accrued taxes and expenses                                        32                 4
    Current portion of lease obligation                            1,848             1,746
          Total current liabilities                               10,666             9,873

Long-term bank debt                                                6,850                 1
Accrued expenses                                                      39                39
          Total non-current liabilities                            6,889                40

Total liabilities                                                 17,555             9,913

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $1,352,000                         1,323             1,317

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,024,665 and 6,995,264
       shares issued and outstanding, respectively                    70                70
    Additional paid in capital                                    74,106            73,937
    Accumulated deficit                                          (33,930)          (33,811)
          Total shareholders' equity                              40,246            40,196

Total Liabilities and Shareholders' Equity                      $ 59,124          $ 51,426
                                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.


                        MALLON RESOURCES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                               (Unaudited)

                                                  For the Three Months    For the Six Months
                                                     Ended June 30,        Ended June 30,
                                                    1998       1997         1998       1997
<T>
Revenues:
    Oil and gas sales                             $ 2,913    $ 1,839      $ 5,982    $ 3,811
    Interest and other                            _    14          3           70         28
                                                    2,927      1,842        6,052      3,839

Costs and expenses:
    Oil and gas production                          1,196        623        2,359      1,320
    Depreciation, depletion and amortization        1,181        521        2,334      1,076
    Impairment of oil and gas properties               --        (24)          --         55
    General and administrative                        533        657        1,189      1,295
    Interest and other                                174        115          283        206
                                                    3,084      1,892        6,165      3,952

Equity in loss of affiliate                            --       (189)          --       (356)

Net loss                                             (157)      (239)        (113)      (469)

Dividends on preferred stock and accretion            (30)       (30)         (60)      (125)

Preferred stock conversion inducement                  --       (403)          --       (403)

Net loss attributable to common shareholders      $  (187)   $  (672)     $  (173)   $  (997)
                                                  =======    =======      =======    =======

Basic:
    Net loss attributable to common shareholders  $  (.03)   $ (0.14)     $ (0.02)   $ (0.22)
                                                  =======    =======      =======    =======

    Weighted average shares outstanding             7,010      4,642        7,004      4,515
                                                  =======    =======      =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                         1998        1997
<T>
Cash flows from operating activities:
    Net loss                                                           $   (113)   $   (469)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation, depletion and amortization                           2,334       1,076
       Impairment of oil and gas properties                                  --          55
       Amortization of discount on installment obligation                    11          22
       Equity in loss of affiliate                                           --         356
       Stock compensation expense                                           142          44
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                            881         (95)
             Inventory and other assets                                    (189)       (110)
          Increase (decrease) in:
             Trade accounts payable and undistributed revenue               771          41
             Accrued taxes and expenses                                      28          57
             Drilling advances                                             (119)         66
Net cash provided by operating activities                                 3,746       1,043

Cash flows from investing activities:
    Additions to property and equipment                                 (16,908)     (6,203)
    Purchase of subsidiary stock                                             --         (55)
    Other                                                                    --         (47)
    Increase in notes receivable-related parties                             (1)         (1)
Net cash used in investing activities                                   (16,909)     (6,306)

Cash flows from financing activities:
    Proceeds from long-term debt                                          6,849       2,800
    Lease obligation payments                                               (97)        (12)
    Payment of preferred dividends                                          (54)       (107)
    Redemption of preferred stock                                            --        (121)
Net cash provided by financing activities                                 6,698       2,560

Net decrease in cash and cash equivalents                                (6,465)     (2,703)

Cash and cash equivalents, beginning of period                            6,741       2,771

Cash and cash equivalents, end of period                               $    276    $     68
                                                                       ========    ========

Supplemental cash flow information:
    Cash paid for interest                                             $    265    $    141
                                                                       ========    ========
    Non-cash transactions:
       Installment obligation (less unamortized discount) in
          exchange for property and equipment                          $     --    $    733
                                                                       ========    ========

        Acquisition of equipment under lease obligations               $    199    $     --
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                         MALLON RESOURCES CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                ___________


Note 1.  GENERAL

    Mallon Resources Corporation (the "Company") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company also has an interest in Laguna Gold Company ("Laguna"). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    At June 30, 1998, the Company owned approximately 49% of Laguna and has subsequently reduced its ownership interest to approximately 46%. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), the Company's share of Laguna's net losses exceeded the carrying value of its investment in and advances to Laguna because of Laguna's decision to write-down its mining assets. Accordingly, the Company no longer reflects its share of Laguna's net losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's current and future net losses not recognized.

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

Note 2. LONG-TERM BANK DEBT

    Effective March 1998, the borrowing base under the Company's revolving credit facility was increased to $21,250,000, and the amount of the monthly reduction to the borrowing base was reduced to zero, until redetermined in connection with the next borrowing base review. Previously, the amount of the reduction was $170,000 per month. At June 30, 1998, the amount outstanding under the facility was $6,850,000, leaving the amount available under the facility at $14,400,000.

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

    The consolidated statement of operations for the three and six months ended June 30, 1998 and 1997 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

Note 4. WARRANTS:

    In August 1995, the Company issued warrants to purchase an aggregate of 31,824 shares of common stock at an adjusted exercise price of $7.86 per share to an affiliate of Midland Bank plc, New York Branch, as an "equity kicker" in connection with the establishment of a now terminated line of credit with that bank. In May 1998, the holder of the warrants opted to convert them into shares of common stock through a cashless conversion whereby they received 11,415 shares of common stock, which were the equivalent in value to the difference between the 31,824 shares of common stock at the defined current market price of $12.25 per share and the exercise price of $7.86 per share.

Note 5. COMPREHENSIVE INCOME:

    The Company adopted SFAS No. 130, "Comprehensive Income," beginning with the first quarter of 1998. There are no components of comprehensive income which have been excluded from net income and, therefore no separate statement of comprehensive income has been presented.

Note 6. HEDGING ACTIVITIES:

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Note 7. SUBSEQUENT EVENT:

    In August 1998, the Company negotiated a term loan with Bank One, Texas, N.A. to finance equipment for the Company's gas sweetening plant. The Company may borrow up to $6,500,000 until October 30, 1998, at which time the balance converts to a 5-year term loan with principal and interest payments payable monthly. Interest on the loan is to be computed based on LIBOR plus 2%. However, effective October 30, 1998, the Company entered into a 5-year interest rate swap agreement which will fix the interest rate on the term loan at an effective 8%. The initial notional amount of the interest rate swap is $5,000,000, with the option to increase it up to $6,500,000 by October 30, 1998.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The following discussion is intended to assist in understanding the Company's consolidated financial position at June 30, 1998 and December 31, 1997, results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

Liquidity and Capital Resources

    The Company has a revolving credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The borrowing base under the Facility is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties. Effective March 1998, the borrowing base under the Facility was increased to $21,250,000 and the term extended to April 30, 2003. At August 14, 1998, the principal amount outstanding was $10,860,000, leaving the amount remaining available under the Facility at $10,390,000. The Company is currently in compliance with the covenants of the Facility.

    Capital expenditures related to the Company's drilling and development programs totaled $16,489,000 for the six months ended June 30, 1998 and $5,645,000 for the six months ended June 30, 1997. The Company's current budget for drilling and development capital expenditures in 1998 is approximately $36,623,000. During the six months ended June 30, 1998, the Company completed 27 of the 28 wells drilled and recompleted 18 wells. Fourteen of the wells completed were shut-in awaiting the completion of gas plant expansion, which occurred toward the end of the second quarter. During the six months ended June 30, 1997, the Company completed 12 of the 13 development wells it drilled and recompleted 7 wells. In addition, the Company participated in the drilling of an exploratory well in first quarter 1997 which was abandoned as a dry hole. The Company currently plans to drill approximately 60 wells and recomplete approximately 30 wells during fiscal 1998.

    In August 1998, the Company negotiated a term loan with Bank One, Texas, N.A. to finance equipment for the Company's gas sweetening plant. The Company may borrow up to $6,500,000 until October 30, 1998, at which time the balance converts to a 5-year term loan with principal and interest payments payable monthly. Interest on the loan is to be computed based on LIBOR plus 2%. However, effective October 30, 1998, the Company entered into a 5-year interest rate swap agreement which will fix the interest rate on the term loan at an effective 8%. The initial notional amount of the interest rate swap is $5,000,000, with the option to increase it up to $6,500,000 by October 30, 1998.

    The Company believes that, with the net proceeds of the December 1997 common stock sale, borrowings available under the Facility and term loan, and the operating cash flows that are expected to be generated by the application of such funds to the Company's drilling program, the Company will have sufficient capital to fund the continued development of its current properties and to meet the Company's liquidity requirements through 1998.

                        Results of Operations

                                                  For the Three Months    For the Six Months
                                                     Ended June 30,         Ended June 30,
(In thousands, except per unit data)                1998        1997        1998       1997
<T>
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                             $ 2,913     $ 1,839     $ 5,982     $ 3,811
    Production tax and marketing expense              427         195         906         458
    Lease operating expense                           769         428       1,453         862
    Depletion                                       1,124         500       2,224       1,030
    Depreciation                                       34          --          64          --

Net Production:
    Oil (MBbl)                                         61          44         129          81
    Natural gas (MMcf)                              1,160         567       2,246         978
    MBOE                                              254         139         503         244
    MMcfe                                           1,526         831       3,020       1,464

Average Sales Price Realized (1):
    Oil (per Bbl)                                 $ 13.21     $ 19.32     $ 13.77     $ 20.81
    Natural gas (per Mcf)                            1.82        1.74        1.87        2.17
    Per BOE                                         11.47       13.23       11.89       15.62
    Per Mcfe                                         1.91        2.21        1.98        2.60

Average Cost Data (per BOE):
    Production tax and marketing expense          $  1.68     $  1.40     $  1.80     $  1.88
    Lease operating expense                          3.03        3.08        2.89        3.53
    Depletion                                        4.43        3.60        4.42        4.22
    Depreciation                                      .13          --         .13          --

Average Cost Data (per Mcfe):
    Production tax and marketing expense          $  0.28     $  0.23     $  0.30      $ 0.31
    Lease operating expense                          0.50        0.52        0.48        0.59
    Depletion                                        0.74        0.60        0.74        0.70
    Depreciation                                     0.02          --        0.02          --
        _________________
1)

1) Includes effects of hedging.

Three and Six Months Ended June 30, 1998 Compared to June 30, 1997

    Revenues. Total revenues increased 59% to $2,927,000 for the three months ended June 30, 1998 from $1,842,000 for the three months ended June 30, 1997 and increased 58% to $6,052,000 for the six months ended June 30, 1998 from $3,839,000 for the six months ended June 30, 1997. Oil and gas sales increased 58% to $2,913,000 for the 1997 quarter from $1,839,000 for the 1997 quarter due to higher gas prices realized and higher oil and gas production in the 1998 quarter. Oil and gas sales increased 57% to $5,982,000 for the six months ended June 30, 1998 from $3,811,000 for the six months ended June 30, 1997, due to higher oil and gas production in the 1998 period. Average oil prices realized per barrel decreased 32% to $13.21 in the fiscal 1998 quarter from $19.32 for the fiscal 1997 quarter; however, average gas prices realized per Mcf increased 5% to $1.82 in the 1998 quarter from $1.74 in the 1997 quarter. Average oil prices realized per barrel decreased 34% to $13.77 for the six months ended June 30, 1998, from $20.81 for the comparable 1997 period, and average gas prices realized per Mcf decreased 14% to $1.87 in the 1998 period from $2.17 for the six months ended June 30, 1997. Oil production increased 39% to 61,000 barrels in the 1998 quarter from 44,000 barrels in the 1997 quarter and gas production increased 105% to 1,160,000 Mcf in the 1998
quarter from 567,000 in the 1997 quarter.   Oil production
increased 59%, to 129,000 barrels for the six months ended June 30, 1998 from 81,000 barrels for the six months ended June 30, 1997, and gas production increased 130% to 2,246,000 Mcf for the six months ended June 30, 1998 from 978,000 Mcf for the same period a year ago. The oil and gas production increases are due to the Company's successful drilling program in 1998.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 92% to $1,196,000 for the three months ended June 30, 1998 from $623,000 for the 1997 quarter, and increased 79% to $2,359,000 for the six months ended June 30, 1998 from $1,320,000 for the comparable 1997 period, due to new wells coming on line as a result of the 1998 drilling program. Per BOE, oil and gas production expense, including production tax and marketing expense, increased $0.23, or 5%, to $4.71 for the 1998 quarter from $4.48 for the 1997 quarter. Production tax and marketing expense per BOE increased $0.28 per BOE, or 20%, for the 1998 quarter from the 1997 quarter because of higher gas prices and a higher proportion of production from the East Blanco Field, which has a higher tax rate than the Company's other properties. LOE per BOE decreased slightly to $3.03 for the 1998 quarter from $3.08 for the 1997 quarter. Oil and gas production expenses per BOE decreased $0.64, or 13%, to $4.69 for the six months ended June 30, 1998 from $5.41 for the six months ended June 30, 1997. Production tax and marketing expense decreased $0.08 per BOE, or 4%, during the six months ended June 30, 1998 as a result of lower oil and gas prices. LOE decreased $0.64 per BOE, or 18%, during the six months ended June 30, 1997 primarily because of more efficient operations and a higher proportion of gas production in 1998, which is generally less costly to produce than oil.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended June 30, 1998 increased 127% to $1,181,000 from $521,000 in the 1997 quarter, and increased 117% to $2,334,000 for the six months ended June 30, 1998 from $1,076,000 for the six months ended June 30, 1997. Depletion per BOE increased 23% to $4.43 for the fiscal 1998 quarter from $3.60 for the fiscal 1997 quarter and increased 5% to $4.42 for the six months ended June 30, 1998 from $4.22 for the six months ended June 30, 1997, primarily due to a higher ratio of capital expenditures to reserve increases in the 1998 periods.

    Impairment of Oil and Gas Properties. Impairment of oil and gas properties of $(24,000) and $55,000 for the three and six months ended June 30, 1997, respectively, relate to the Company's investment in Belize. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during first quarter 1997. Accordingly, the Company reduced the carrying amount of its capitalized costs. The credit in second quarter 1997 is due to a refund of a cash advance paid in the first quarter which was in excess of the actual amounts spent in the second quarter. During the three and six months ended June 30, 1998, the Company's oil and gas activities were conducted entirely in the United States.

    Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company did not have a write-down due to ceiling test limitations as of June 30, 1998. Under current pricing, there is the potential, while not a certainty, that a write-down may occur. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities.

    General and Administrative Expenses. Total general and administrative expenses for the quarter ended June 30, 1998 decreased 19% to $533,000 from $657,000 in the 1997 quarter, and decreased 8% to $1,189,000 for the six months ended June 30, 1998 from $1,295,000 for the same period in 1997. During the quarter and the six months ended June 30, 1998, the Company capitalized $314,000 and $602,000, respectively, more of general and administrative expenses directly related to its drilling program than was capitalized during the 1997 periods.

    Interest and Other Expenses. Interest and other expenses for the quarter ended June 30, 1998 increased 51% to $174,000 from $115,000 for the 1997 quarter and increased 37% to $283,000 for the six months ended June 30, 1998 from $206,000 for the six months ended June 30, 1997. The increase was primarily due to interest on the Company's equipment lease obligations in the 1998 periods.

    Equity in Loss of Affiliate. Equity loss of affiliate of $189,000 and $356,000 in the three and six months ended June 30, 1997, respectively, represents the equity in the Laguna loss.

    Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1998 and 1997, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and six months ended
June 30, 1998 and 1997.

    Net Loss. Net loss for the three months ended June 30, 1998 decreased 34% to $157,000 from $239,000 for the three months ended June 30, 1997, and decreased 76% to $113,000 for the six months ended June 30, 1998 from $469,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and realized accretion of $3,000 in each of the three month periods ended June 30, 1998 and 1997. The Company paid dividends of $54,000 and realized accretion of $6,000 during the six months ended June 30, 1998 compared to dividends of $107,000 and accretion of $18,000 during the six months ended June 30, 1997. Preferred dividend payments were reduced beginning in April 1997 as a result of the conversion into common stock and redemption of approximately 265,000 shares of Series B Preferred Stock. Approximately 135,000 shares remain outstanding. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, is reflected on the statements of operations for the three and six months ended June 30, 1997 as an increase to the net loss attributable to common shareholders.
As a result, net loss attributable to common shareholders for the three months ended June 30, 1998 decreased 72% to $187,000 from $672,000 for the three months ended June 30, 1997, and decreased 83% to $173,000 for the six months ended June 30, 1998 from $997,000 for the six months ended June 30, 1997.

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

    The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices by limiting the Company's exposure to future oil and gas price declines. However, such hedging arrangements also limit the benefits the Company would realize if prices increase. The Company recognized a hedging gain of $32,000 in second quarter 1998 compared to a hedging gain of $10,000 in second quarter 1997, and recognized a hedging gain of $112,000 for the six months ended June 30, 1998 compared to a hedging loss of $99,000 for the six months ended June 30, 1997. These amounts are included in oil and gas sales in the Company's consolidated statements of operations.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 28, 1998. The seven individuals listed below were elected as directors. The votes cast were as follows:

With respect to the election of directors:

                                                           BROKER
NAME                          FOR     AGAINST   ABSTAIN   NON-VOTES
<T>
George O. Mallon, Jr.      5,370,313   4,929     9,129      -0-
Kevin M. Fitzgerald        5,370,313   4,929     9,129      -0-
Roy K. Ross                5,370,963   4,279     9,129      -0-
Roger R. Mitchell          5,366,971   8,271     9,129      -0-
Frank Douglass             5,367,163   8,079     9,129      -0-
Francis J. Reinhardt, Jr.  5,371,963   3,279     9,129      -0-
Peter H. Blum              5,370,053   5,189     9,129      -0-

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

    None.

(b)    Reports on Form 8-K:

During second quarter 1998, the Company filed Periodic Reports of Form 8-K dated May 14, 1998, June 15, 1998 and July 8, 1998. Each Report related to an "Item 5. Other Events" matter.


                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MALLON RESOURCES CORPORATION
                                    Registrant


Date:  August 14, 1998              By:  /s/ Roy K. Ross
                                          Roy K. Ross
                                          Executive Vice President


Date:  August 14, 1998              By:  /s/ Alfonso R. Lopez
                                          Alfonso R. Lopez
                                          Vice President, Finance/
                                          Corporate Treasurer