Form 10-Q
period 1998-09-30
MALLON RESOURCES CORP
filed 1998-11-12
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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

            YES [X]                NO [  ]

As of September 30, 1998, 7,024,665 shares of registrant's common stock, par value $0.01 per share, were outstanding.


PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               (Unaudited)

                                   ASSETS
Current assets:
    Cash and cash equivalents                                    $    834       $  6,741
    Accounts receivable:
       Oil and gas sales                                            1,050          1,464
       Joint interest participants, net of allowance of $8
          and $8, respectively                                      1,745          2,406
       Related parties                                                159             72
       Other                                                           --              7
    Inventories                                                       392            327
    Other                                                              64             46
          Total current assets                                      4,244         11,063

Property and equipment:
    Oil and gas properties, full cost method                       88,094         63,148
    Natural gas processing plant                                    4,630          2,760
    Other equipment                                                   929            665
                                                                   93,653         66,573
    Less accumulated depreciation, depletion and amortization     (30,133)       (26,393)
                                                                   63,520         40,180

Notes receivable-related parties                                       19             18

Other, net                                                            213            165

Total Assets                                                     $ 67,996       $ 51,426
                                                                 ========       ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                       $  7,876       $  6,797
    Undistributed revenue                                             918            813
    Current portion of installment obligation, less unamortized
       discount of $6 and $22, respectively                           394            378
    Drilling advances                                                  12            135
    Accrued taxes and expenses                                        125              4
    Current portion of long-term bank debt                            338             --
    Current portion of lease obligation                                --          1,746
          Total current liabilities                                 9,663          9,873

Long-term bank debt                                                16,944              1
Accrued expenses                                                       39             39
          Total non-current liabilities                            16,983             40

Total liabilities                                                  26,646          9,913

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, liquidation preference and
    mandatory redemption of $1,352,000                              1,326          1,317

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,024,665 and 6,995,264
       shares issued and outstanding, respectively                     70             70
    Additional paid in capital                                     74,119         73,937
    Accumulated deficit                                           (34,165)       (33,811)
          Total shareholders' equity                               40,024         40,196

Total Liabilities and Shareholders' Equity                       $ 67,996       $ 51,426
                                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


                        MALLON RESOURCES CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                   For the Three Months   For the Nine Months
                                                   Ended September 30,    Ended September 30,
                                                    1998        1997        1998       1997
Revenues:
    Oil and gas sales                              $3,620      $1,995     $ 9,602    $ 5,806
    Interest and other                                 16          19          86         47
                                                    3,636       2,014       9,688      5,853

Costs and expenses:
    Oil and gas production                          1,488         838       3,847      2,158
    Depreciation, depletion and amortization        1,430         699       3,764      1,775
    Impairment of oil and gas properties               --           4          --         59
    General and administrative                        613         435       1,802      1,730
    Interest and other                                337         166         620        372
                                                    3,868       2,142      10,033      6,094

Equity in loss of affiliate                            --        (120)         --       (476)

Net loss                                             (232)       (248)       (345)      (717)

Dividends on preferred stock and accretion            (30)        (30)        (90)      (155)

Preferred stock conversion inducement                  --          --          --       (403)

Net loss attributable to common shareholders       $ (262)     $ (278)    $  (435)   $(1,275)
                                                   ======      ======     =======    =======

Basic:
    Net loss attributable to common shareholders
       per share                                   $ (.04)     $(0.06)    $ (0.06)   $ (0.28)
                                                   ======      ======     =======    =======

    Weighted average shares outstanding             7,025       4,695       7,012      4,576
                                                   ======      ======     =======    =======

The accompanying notes are an integral part of these consolidated financial statements.


                        MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                        1998         1997
Cash flows from operating activities:
    Net loss                                                          $   (345)    $   (717)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation, depletion and amortization                         3,764        1,775
        Impairment of oil and gas properties                                --           59
        Amortization of discount on installment obligation                  17           33
        Equity in loss of affiliate                                         --          476
        Stock compensation expense                                         169          106
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                      1,042           59
                Inventory and other assets                                (155)        (184)
            Increase (decrease) in:
                Trade accounts payable and undistributed revenue         1,185        2,206
                Accrued taxes and expenses                                 117           19
                Drilling advances                                         (122)          (9)
Net cash provided by operating activities                                5,672        3,823

Cash flows from investing activities:
    Additions to property and equipment                                (26,717)     (10,953)
    Purchase of subsidiary stock                                            --          (55)
    Other                                                                   --          (47)
    Increase in notes receivable-related parties                            (1)          (1)
Net cash used in investing activities                                  (26,718)     (11,056)

Cash flows from financing activities:
    Proceeds from long-term debt                                        17,281        5,100
    Lease obligation payments                                           (2,061)         (18)
    Payment of preferred dividends                                         (81)        (134)
    Redemption of preferred stock                                           --         (121)
Net cash provided by financing activities                               15,139        4,827

Net decrease in cash and cash equivalents                               (5,907)      (2,406)

Cash and cash equivalents, beginning of period                           6,741        2,771

Cash and cash equivalents, end of period                              $    834     $    365
                                                                      ========     ========

Supplemental cash flow information:
    Cash paid for interest                                            $    551     $    341
                                                                      ========     ========

    Non-cash transactions:
        Installment obligation (less unamortized discount) in
            exchange for property and equipment                       $     --     $    733
                                                                      ========     ========

        Acquisition of equipment under lease obligation               $    315     $     --
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

    At September 30, 1998, the Company owned approximately 46% of Laguna. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), the Company's share of Laguna's net losses exceeded the carrying value of its investment in and advances to Laguna because of Laguna's decision to write-down its mining assets. Accordingly, the Company no longer reflects its share of Laguna's net losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's current and future net losses not recognized.

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

Note 2. LONG-TERM BANK DEBT

    Effective March 1998, the borrowing base under the Company's revolving credit facility was increased to $21,250,000, and the amount of the monthly reduction to the borrowing base was reduced to zero, until redetermined in connection with the next borrowing base review. Previously, the amount of the reduction was $170,000 per month. At September 30, 1998, the amount outstanding under the facility was $15,160,000, leaving the amount available under the facility at $6,090,000.

    In August 1998, the Company negotiated a term loan for $6,500,000 with Bank One, Texas, N.A. to finance equipment for the Company's gas sweetening plant. At September 30, 1998, the Company had borrowed $1,967,000 on the term loan. The Company borrowed the remaining $4,533,000 in October. On October 30, 1998, the balance converted to a 5-year term loan with principal and interest payments payable monthly. Interest on the loan is LIBOR plus 2%. However, effective October 30, 1998, the Company also entered into a 5-year interest rate swap agreement which will fix the interest rate on the term loan at an effective 7.88%. The notional amount of the interest rate swap is $6,500,000 and declines monthly by the amount of principal payments.

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

    The consolidated statement of operations for the three and nine months ended September 30, 1998 and 1997 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

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

Note 5. NEW ACCOUNTING STANDARDS:

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The following discussion is intended to assist in understanding the Company's consolidated financial position at September 30, 1998 and December 31, 1997, results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

                     Liquidity and Capital Resources

    The Company has a revolving credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The borrowing base under the Facility is subject to redetermination every six months, or at such other times as the Bank may determine. The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity, a debt coverage ratio and a total bank debt ceiling. The Facility is collateralized by substantially all of the Company's oil and gas properties. Effective March 1998, the borrowing base under the Facility was increased to $21,250,000 and the term extended to April 30, 2001. At November 14, 1998, the principal amount outstanding was $18,845,000, leaving the amount remaining available under the Facility at $2,405,000. The Company is currently in compliance with the covenants of the Facility.

    Capital expenditures related to the Company's drilling and development programs totaled approximately $26,574,000 for the nine months ended September 30, 1998 and $10,267,000 for the nine months ended September 30, 1997. The Company's current budget for drilling and development capital expenditures in 1998 is approximately $32,530,000. During the nine months ended
September 30, 1998, the Company completed 35 of the 40 wells drilled and recompleted 32 wells. During the nine months ended September 30, 1997, the Company completed 18 of the 20 development wells it drilled and recompleted 13 wells. In addition, the Company participated in the drilling of an exploratory well in first quarter 1997 which was abandoned as a dry hole. The Company currently plans to drill approximately 45 wells and recomplete approximately 42 wells during fiscal 1998.

    In August 1998, the Company negotiated a $6,500,000 term loan with Bank One, Texas, N.A. to finance equipment for the Company's gas sweetening plant. At September 30, 1998, the Company had borrowed $1,967,000 on the term loan. The Company borrowed the remaining $4,533,000 in October. On October 30, 1998, the balance converted to a 5-year term loan with principal and interest payments payable monthly. Interest on the loan is LIBOR plus 2%. However, effective October 30, 1998, the Company also entered into a 5-year interest rate swap agreement which will fix the interest rate on the term loan at an effective 7.88%. The notional amount of the interest rate swap is $6,500,000 and declines monthly by the amount of principal payments.

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

                            Results of Operations

                                                   For the Three Months   For the Nine Months
                                                    Ended September 30,   Ended September 30,
                                                    1998         1997      1998         1997
                                                      (In thousands, except per unit data)
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                              $3,620       $1,995    $9,602       $5,806
    Production tax and marketing expense              508          281     1,414          739
    Lease operating expense                           980          557     2,433        1,419
    Depletion                                       1,387          668     3,611        1,698
    Depreciation                                       16           --        80           --

Net Production:
    Oil (MBbl)                                     $   51       $   50    $  180       $  131
    Natural gas (MMcf)                              1,810          575     4,056        1,553
    MBOE                                              353          146       856          390
    Mmcfe                                           2,116          875     5,136        2,339

Average Sales Price Realized: (1)
    Oil (per Bbl)                                  $12.69       $19.08    $13.46       $20.15
    Natural gas (per Mcf)                            1.64         1.81      1.77         2.04
    Per BOE                                         10.25        13.66     11.22        14.89
    Per Mcfe                                         1.71         2.28      1.87         2.48

Average cost data (per BOE):
    Production tax and marketing expense           $ 1.44       $ 1.92    $ 1.65       $ 1.89
    Lease operating expense                          2.78         3.82      2.84         3.64
    Depletion                                        3.93         4.58      4.22         4.35
    Depreciation                                     0.05           --      0.09           --

Average Cost Data (per Mcfe):
    Production tax and marketing expense           $ 0.24       $ 0.32    $ 0.28       $ 0.32
    Lease operating expense                          0.46         0.64      0.47         0.61
    Depletion                                        0.66         0.76      0.70         0.73
    Depreciation                                     0.01           --      0.02           --
        _________________

1) Includes effects of hedging.

Three and Nine Months Ended September 30, 1998 Compared to September 30, 1997

    Revenues. Total revenues increased 81% to $3,636,000 for the three months ended September 30, 1998 from $2,014,000 for the three months ended September 30, 1997 and increased 66% to $9,688,000 for the nine months ended September 30, 1998 from $5,853,000 for the nine months ended September 30, 1997. Oil and gas sales increased 81% to $3,620,000 for the 1998 quarter from $1,995,000 for the 1997 quarter due primarily to higher oil and gas production in the 1998 quarter. Oil and gas sales increased 65% to $9,602,000 for the nine months ended September 30, 1998 from $5,806,000 for the nine months ended September 30, 1997, due to higher oil and gas production in the 1998 period. Average oil prices realized per barrel decreased 33% to $12.69 in the fiscal 1998 quarter, from $19.08 in the fiscal 1997 quarter; and average gas prices realized per Mcf decreased 9% to $1.64 in the 1998 quarter from $1.81 in the 1997 quarter. Average oil prices realized per barrel decreased 33% to $13.46 for the nine months ended September 30, 1998, from $20.15 for the comparable 1997 period, and average gas prices realized per Mcf decreased 13% to $1.77 in the 1998 period from $2.04 for the nine months ended September 30, 1997. Oil production increased 2% to 51,000 barrels in the 1998 quarter from 50,000 barrels in the 1997 quarter and gas production increased 215% to 1,810,000 Mcf in
the 1998 quarter from 575,000 Mcf in the 1997 quarter.   Oil
production increased 37% to 180,000 barrels for the nine months ended September 30, 1998 from 131,000 barrels for the nine months ended September 30, 1997; and gas production increased 161% to 4,056,000 Mcf for the nine months ended September 30, 1998 from 1,553,000 Mcf for the same period a year ago. The oil and gas production increases are due to the Company's successful drilling and recompletion program in 1998.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 78% to $1,488,000 for the three months ended
September 30, 1998 from $838,000 for the 1997 quarter, and increased 78% to $3,847,000 for the nine months ended September 30, 1998 from $2,158,000 for the comparable 1997 period, due to new wells coming on line as a result of the 1998 drilling program. Per BOE, oil and gas production expense, including production tax and marketing expense, decreased $1.52, or 26%, to $4.22 for the 1998 quarter from $5.74 for the 1997 quarter. Production tax and marketing expense per BOE decreased $0.48 to $1.44 per BOE, or 25%, for the 1998 quarter from $1.92 for the 1997 quarter because of lower oil and gas prices in the 1998 quarter. LOE per BOE decreased 27% to $2.78 for the 1998 quarter from $3.82 for the 1997 quarter. Oil and gas production expenses per BOE decreased $1.04, or 19%, to $4.49 for the nine months ended September 30, 1998 from $5.53 for the nine months ended September 30, 1997. Production tax and marketing expense decreased $0.24 per BOE, or 13%, during the nine months ended September 30, 1998 as a result of lower oil and gas prices. LOE decreased $0.80 per BOE, or 22%, during the nine months ended September 30, 1998. LOE per BOE in the 1998 periods is lower due to higher average production rates per well for the new wells and a higher proportion of gas production in 1998, which is less costly to produce than oil.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 1998 increased 105% to $1,430,000 from $699,000 in the 1997 quarter, and increased 112% to $3,764,000 for the nine months ended September 30, 1998 from $1,775,000 for the nine months ended September 30, 1997. Depletion per BOE decreased 14% to $3.93 for the fiscal 1998 quarter from $4.58 for the fiscal 1997 quarter and decreased 3% to $4.22 for the nine months ended September 30, 1998 from $4.35 for the nine months ended September 30, 1997, primarily due to a higher ratio of reserve increases to capital expenditures in the 1998 periods.

    Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $4,000 and $59,000, respectively, for the three and nine months ended September 30, 1997. In 1996, the Company acquired a 2.25% working interest in an exploration venture to drill one or more wells offshore Belize. The joint venture drilled a dry hole during the first quarter of 1997. Accordingly, the Company reduced the carrying amount of its capitalized costs. During the three and nine months ended September 30, 1998, the Company's oil and gas activities were conducted entirely in the United States.

    Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred income taxes. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company did not have a write-down due to ceiling test limitations as of September 30, 1998. Under current pricing, there is the potential, while not a certainty, that a write-down may occur. If a write-down is required, the one-time charge to earnings would not impact cash flow from operating activities.

    General and Administrative Expenses. Total general and administrative expenses for the three months ended September 30, 1998 increased 41% to $613,000 from $435,000 in the 1997 quarter, and increased 4% to $1,802,000 for the nine months ended
September 30, 1998 from $1,730,000 for the same period in 1997 due to the hiring of additional personnel because of expanded operations. During the quarter and nine months ended September 30, 1998, the Company capitalized $161,000 and $763,000, respectively, more of general and administrative expenses directly related to its drilling program than was capitalized in the 1997 periods.

    Interest and Other Expenses. Interest and other expenses for the three months ended September 30, 1998 increased 103% to $337,000 from $166,000 for the three months ended September 30, 1997 and increased 67% to $620,000 for the nine months ended September 30, 1998 from $372,000 for the nine months ended September 30, 1997. The increase was primarily due to interest on the Company's equipment lease obligations and higher outstanding borrowings under the Company's credit facility in the 1998 periods.

    Equity in Loss of Affiliate. Equity in loss of affiliate of $120,000 and $476,000 in the three and nine months ended
September 30, 1997, respectively, represents the equity in the Laguna loss.

    Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1998 and 1997, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997.

    Net Loss. Net loss for the three months ended September 30, 1998 decreased 6% to $232,000 from $248,000 for the three months ended September 30, 1997, and decreased 52% to $345,000 for the nine months ended September 30, 1998 from $717,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), and realized accretion of $3,000, in each of the three months ended September 30, 1998 and 1997, respectively. The Company paid dividends of $81,000 and realized accretion of $9,000 during the nine months ended September 30, 1998 compared to dividends of $134,000 and accretion of $21,000 during the nine months ended September 30, 1997. Preferred dividend payments were reduced, beginning in April 1997, as a result of the conversion into common stock and redemption of approximately 265,000 shares of Series B Preferred Stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, is reflected on the statements of operations for the nine months ended September 30, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the three months ended September 30, 1998 decreased 6% to $262,000 from $278,000 for the three months ended September 30, 1997, and decreased 66% to $435,000 for the nine months ended September 30, 1998 from $1,275,000 for the nine months ended September 30, 1997.

                             Year 2000 Issues

    Year 2000 issues result from the inability of computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. Similar issues exist in embedded computer chips which operate many common and specialized machines.

    The Company has recently completed an assessment of its core financial and operational software systems to ensure compliance. The licensors of both the Company's core financial software system and its underlying operating system have certified that such software is Year 2000 compliant. The Company's core exploration software system is not currently Year 2000 compliant, but the licensor has indicated that such software will be compliant by January 1999. Additionally, other less critical software systems and various types of equipment have been assessed and are believed to be compliant. The Company believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue exploration, drilling, production or sales activities.

    The Company has initiated communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties.

    The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating, elevators in its leased offices, which may have embedded technology such as micro controllers. Some of these systems are outside of the Company's control to assess or remedy. A failure of one of these items might adversely impact the Company's business but in management's opinion would not create a material disruption.

    The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has completed a majority of its Year 2000 project. The Company has not incurred, and does not anticipate that it will incur, significant costs relating to the assessment and remediation of Year 2000 issues.

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

    The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices by limiting the Company's exposure to future oil and gas price declines. However, such hedging arrangements also limit the benefits the Company would realize if prices increase. The Company recognized a hedging gain of $217,000 in third quarter 1998 compared to a hedging loss of $118,000 in third quarter 1997, and recognized a hedging gain of $329,000 for the nine months ended September 30, 1998 compared to a hedging loss of $217,000 for the nine months ended September 30, 1997. These amounts are included in oil and gas sales in the Company's consolidated statements of operations.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

During third quarter 1998, the Company filed Periodic Reports on Form 8-K dated July 8, 1998, August 13, 1998, August 14, 1998 and
September 28, 1998.  Each of those reports related to an "Item 5.
Other Events" matter.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MALLON RESOURCES CORPORATION
                                 Registrant


Date:  November 12, 1998         By:  _/s/ Roy K. Ross
                                        Roy K. Ross
                                        Executive Vice President


Date:  November 12, 1998         By:  _/s/ Alfonso R. Lopez
                                        Alfonso R. Lopez
                                        Vice President, Finance
                                        Corporate Treasurer