Form 10-K
period 1998-12-31
MALLON RESOURCES CORP
filed 1999-04-07
CIK 837759

Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-K

(mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
from                 to

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

[X] Yes     [   ] No

   As of the close of business on March 24, 1999, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant, based upon the sales price for a share of the registrant's Common Stock as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $43,336,000.

   As of March 24, 1999, 7,023,940 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment hereto.     [X]

Documents Incorporated By Reference:

   Portions of the registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                        Mallon Resources Corporation

                                 Form 10-K
                         for the fiscal year ended
                             December 31, 1998

                             Table of Contents
PART I                                                                     Page
Items 1 and 2  Business and Properties                                       1
               General History                                               1
               Overview of Oil and Gas Operations                            1
               Selected Fields and Areas of Interest                         2
               Acreage                                                       4
               Proved Reserves                                               4
               Drilling Activity                                             5
               Productive Wells                                              5
               Production and Sales                                          6
               Marketing                                                     6
               Corporate Offices; Officers, Directors
                  and Key Employees                                          6
               Laguna Gold Company                                           8
               Cautionary Statement Regarding Forward-Looking
                  Statements                                                 8
               Special Considerations                                        8
Item 3   Legal Proceedings                                                  15
Item 4   Submission of Matters to a Vote of Security
            Holders                                                         15
PART II
Item 5   Market for the Registrant's Common Equity
            and Related Stockholder Matters                                 16
         Price Range of Common Stock                                        16
         Holders                                                            16
         Dividend Policy                                                    16
Item 6   Selected Financial Data                                            17
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             18
         Overview                                                           18
         Liquidity and Capital Resources                                    18
         Results of Operations                                              20
         Hedging Activities                                                 24
         Year 2000                                                          24
         Miscellaneous                                                      25
Item 7a  Quantitative and Qualitative Disclosure about
            Market Risk                                                     25
         Commodity Price Risk                                               25
         Interest Rate Risk                                                 26
Item 8   Financial Statements and Supplementary Data                        26
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          26
PART III
Item 10  Directors and Executive Officers of the Registrant                 27
Item 11  Executive Compensation                                             27
Item 12  Security Ownership of Certain Beneficial Owners
            and Management                                                  27
Item 13  Certain Relationships and Related Transactions                     27
PART IV
Item 14  Exhibits, Financial Statements and Reports on
            Form 8-K                                                        27
SIGNATURES                                                                  29
EXHIBIT INDEX                                                               30
GLOSSARY OF TERMS                                                           31
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

Overview of Oil and Gas Operations

The Company's oil and gas operations are conducted primarily in the State of New Mexico. The Company's activities are focused in the San Juan Basin of northwest New Mexico where it has been active since 1984, and in the Delaware Basin of southeast New Mexico where it has been active since 1982. Due to its substantial acreage positions and operating experience in these areas, the Company intends to continue to concentrate its operational efforts on these two basins for the foreseeable future.

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

- Control of Operations. For the year ended December 31, 1998, 91% of the Company's production on an Mcfe basis was produced from properties operated by the Company. The Company believes that this level of operating control, combined with the Company's operating experience in the San Juan and Delaware Basins, allows the Company to better control ongoing operations and costs, field development decisions, and the timing and nature of capital expenditures.

- Flexible Focus. The Company maintains inventories of both oil and natural gas properties. It is able to re-direct its development emphasis from one commodity or the other, as market conditions change. Upon a recovery in crude oil prices, the Company will be able to rapidly re-direct a portion of its development efforts to its oil properties.

- Strategic Acquisitions. The Company makes acquisitions of properties located within its core areas of operations. The Company believes that its knowledge of the San Juan and Delaware Basins allows the Company to effectively identify and evaluate valuable acquisition opportunities. Strategic acquisitions may include increasing the Company's ownership interest in fields where the Company has an existing interest or acquiring additional property interests in the San Juan and Delaware Basins.

In September 1993, in a significant acquisition, the Company purchased its core group of Delaware Basin properties from Pennzoil Exploration and Production Company. In January 1997, in an important transaction, the Company acquired additional interests in some of its key San Juan Basin gas properties and became operator of those properties.

In October 1996 and December 1997, the Company completed significant financings in which it sold an aggregate of 4.6 million shares of common stock for combined net proceeds of $32.8 million. These financings enabled the Company to accelerate the pace of its development and exploitation of its inventory of oil and gas properties.

In May 1998, the Company entered into a Minerals Development Agreement with the Jicarilla Apache Tribe covering 39,360 acres of Tribal land in the San Juan Basin. The land, which is known as "La Jara Canyon" and is contiguous to the Company's East Blanco Gas Field in Rio Arriba County, approximately tripled the Company's net acreage holdings in the East Blanco area.

In March 1999, the Company's initial drilling at La Jara Canyon indicated the potential presence of substantial natural gas reserves. The Company believes the discoveries will enable it to continue its rapid pace of reserve growth over the next several years.

The Company increased its estimated proved reserves from 38.6 Bcfe as of December 31, 1996, to 91.7 Bcfe as of December 31, 1998, a 138% increase. As of December 31, 1998, the Company's proved reserves, as estimated by its independent petroleum engineers, Ryder Scott Company Petroleum Engineers ("Ryder Scott"), consisted of 1.3 MMBbls of crude oil and 84.2 Bcf of natural gas, with a Pre-tax S.E.C.-10 Value of $43.3 million. At December 31, 1998, the Company owned interests in 283 gross (132.33 net) producing wells and operated 165, or 58%, of them.

Selected Fields and Areas of Interest

The Company's activities are focused in the San Juan Basin of northwestern New Mexico and in the Delaware Basin of southeastern New Mexico. At December 31, 1998, these areas accounted for substantially all of the Company's estimated proved reserves, with 74.6 Bcfe attributable to the Company's San Juan Basin properties and 17.0 Bcfe attributable to its Delaware Basin properties.

San Juan Basin, Northwestern New Mexico

The Company has been active in the San Juan Basin since 1984, where its primary areas of interest are the East Blanco (including La Jara Canyon), Gavilan and Otero areas. At December 31, 1998, the Company owned interests in 74,760 gross (62,460 net) acres of oil and gas leases in the San Juan Basin. Wells on these leases produce from a variety of zones in the San Jose, Nacimiento, Ojo Alamo, Pictured Cliffs, Mesaverde, Mancos and Dakota formations.

East Blanco Area, Rio Arriba County, New Mexico. This area has been under development by the Company since 1986. All production in the area has been natural gas. East Blanco wells typically contain reserves in more than one productive zone, including in the Pictured Cliffs Sandstone at approximately 3,600 feet, the Ojo Alamo Sandstone at approximately 3,000 feet, the Nacimiento Formation at approximately 2,000 feet and the San Jose Formation at approximately 1,500 feet. The wells also penetrate the Fruitland Coal Formation at approximately 3,500 feet, which is productive in fields adjacent to East Blanco. During 1998, the Company drilled 35 wells and recompleted 25 wells at East Blanco. The new drilling and recompletions were primarily to put Ojo Alamo, Nacimiento and San Jose gas on production. In late 1998 and early 1999, the Company also drilled six widely scattered wells to test the La Jara Canyon acreage block. One development well and three exploratory wells were successfully completed. One exploratory well is still being tested. Among the four completed wells, production was established in the San Jose, Nacimiento, Ojo Alamo, and Pictured Cliffs Formations, at depths ranging between 1,200 and 3,600 feet. One exploratory well, drilled in the southern-most portion of the block, was a dry hole. The Company is currently revising its 1999 drilling program to incorporate the La Jara Canyon acreage. The Company has identified approximately 240 potential drilling locations on its East Blanco and La Jara Canyon acreage. Pending completion of its budgeting process, in 1999 the Company plans to drill approximately 20 wells and recomplete approximately 30 wells in this area. As of December 31, 1998, the Company's estimated proved reserves in the East Blanco area were 74 Bcfe, or 81% of the Company's total estimated proved reserves.

Gavilan Field, Rio Arriba County, New Mexico. The Company owns and operates seven wells on 1,200 gross (1,150 net) acres in this field, with an average 34% working interest. Current production is primarily natural gas from the Mancos Shale at approximately 6,900 feet and from the Menefee Formation at approximately 5,400 feet. As of December 31, 1998, Gavilan Field contained only a marginal portion of the Company's total estimated proved reserves.

Otero Field, Rio Arriba County, New Mexico. The Company owns and operates three wells on 4,500 gross (3,900 net) acres in this field, with an average 90% working interest. The wells produce oil from the Mancos Shale at approximately 4,700 feet. Due to depressed crude oil prices, during 1998 the Company curtailed its planned operations in this area in order to devote more of its capital to the drilling and recompletion of natural gas wells at East Blanco. Until there is a significant recovery in crude oil prices, the Company will continue to limit its activities in this area. As of December 31, 1998, Otero Field contained only a marginal portion of the Company's total estimated proved reserves.

Delaware Basin, Southeastern New Mexico

The Delaware Basin has been an area of significant activity for the Company since 1982, when the Company acquired an interest in the Brushy Draw Field. Wells in the Delaware Basin produce from a variety of formations, the principal of which are the Cherry Canyon, Brushy Canyon, Bone Spring, Strawn and Morrow Formations. These formations each contain multiple potentially productive zones. The Cherry Canyon, Brushy Canyon and Bone Spring Formations primarily produce oil at shallow to medium drilling depths, while the deeper Strawn and Morrow generally produce natural gas. The Company's primary properties in the Delaware Basin are in the White City, Black River, South Carlsbad, Lea Northeast, and Quail Ridge Fields. The Company also continues to assess potential in its Shipp, Lovington Northeast and Brushy Draw properties. The Company owns interests in 24,800 gross (19,500 net) acres of oil and gas leases in the Delaware Basin. Due to depressed crude oil prices, during 1998 the Company significantly curtailed its planned operations in the Delaware Basin, in order to devote more of its capital to the drilling and recompletion of natural gas wells in the San Juan Basin. Until there is a significant recovery in crude oil prices, the Company will continue to limit its activities in the Delaware Basin.

White City, Black River, and South Carlsbad Fields, Eddy County, New Mexico. The Company owns and operates a total of 11,600 gross (4,400 net) acres in these fields, with an average working interest of 34%. These adjacent fields were the focus of much of the Company's recompletion and development activities from 1993 through 1997. In 1997, the Company initiated a multiple-well drilling program to evaluate the shallow Cherry Canyon and Brushy Canyon Formations, which contain multiple potential zones between 2,500 and 5,300 feet. In 1998, testing of multiple zones in wells penetrating the Cherry Canyon and Brushy Canyon Formations showed that conventional hydraulic fracturing stimulation of the zones resulted in unfavorably high water/oil ratios because of hydraulic fracture induced communication with nearby water zones. In response to this problem, the Company drilled horizontal boreholes extending from 800 to 1,100 feet laterally from two existing well bores. The horizontal boreholes were expected to improve oil production rates, while avoiding the need for hydraulic fracturing. One of the horizontal laterals was drilled in the lower Brushy Canyon, and one was drilled in the upper Cherry Canyon. Neither of the laterals significantly improved oil production rates. Until there is a significant recovery in crude oil prices, the Company will limit its activities in this area. As of December 31, 1998, the Company's estimated proved reserves in these three fields were 4.7 Bcfe, or 5% of the Company's total estimated proved reserves.

Lea Northeast Field, Lea County, New Mexico. The Company owns and operates 2,400 gross (1,400 net) acres in this field, with an average working interest of approximately 64%. The Company's Cherry Canyon play in this field began in 1994. In 1998, the Company drilled one well in the Bone Spring at approximately 9,700 feet. The well, completed as a flowing oil well, represents a northern extension of the productive limits of the Bone Spring pool. The Company has delineated 30 additional locations in the field, but until there is a significant recovery in crude oil prices, the Company does not plan to drill additional wells on this acreage. As of December 31, 1998, the Company's estimated proved reserves in Lea Northeast Field were 2.7 Bcfe or 3% of the Company's total estimated proved reserves.

Quail Ridge, Lea County, New Mexico. Adjacent to Lea Northeast, the Company controls an approximate 3,400 gross (1,450 net) acre block on which it operates wells producing from the Bone Spring and Morrow. The Quail Ridge Field has primarily produced gas from the Morrow at depths of approximately 13,500 feet. The Company currently has an interest in 11 wells in this area and operates six of them. During 1998, the Company drilled two wells here, as part of its continuing evaluation of the Cherry Canyon and Brushy Formations between 5,500 and 8,200 feet, as well as the Bone Spring between 9,600 and 10,200 feet. Both wells were temporarily abandoned, pending further geologic and engineering evaluations of the area. The Company controls an approximate 36% working interest in this acreage. Until there is a significant recovery in crude oil prices, the Company does not plan to drill additional wells on this acreage. As of December 31, 1998, the Company's estimated proved reserves in Quail Ridge Field were 5.8 Bcfe or 6.4% of the Company's total estimated proved reserves.

Shipp and Lovington Northeast Fields, Lea County, New Mexico. Shipp and Lovington Fields are comprised of a collection of individual reservoirs, or algal mounds, in a Strawn Formation interval at depths of approximately 11,500 feet. The mounds range in size from 100 to 700 acres. The Company has interests in 33 wells and operates 21 wells in these adjacent fields. During 1996, the Company initiated a low installation cost pilot waterflood project on one of these mounds, which has yet to show a significant response. Until there is a significant recovery in crude oil prices, the Company will limit its activities in this area. The Company's working interest averages 36% in Lovington Northeast and 53% in Shipp. As of December 31, 1998, these fields contained only a marginal portion of the Company's total estimated proved reserves.

Brushy Draw Field, Eddy County, New Mexico. The Company's initial drilling and field development began here in 1982. Current production is from the base of the Cherry Canyon Formation, at a depth of approximately 5,000 feet. The Company operates 14 wells with an average working interest of 64%. As of December 31, 1998, Brushy Draw Field contained only a marginal portion of the Company's total estimated proved reserves.

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

Acreage

The majority of the Company's producing oil and gas properties are located on leased land held by the Company for as long as production is maintained. The Company believes it has satisfactory title to its oil and gas properties based on standards prevalent in the oil and gas industry, subject to exceptions that do not detract materially from the value of the properties. The following table summarizes the Company's oil and gas acreage holdings as of December 31, 1998:

                                         Developed           Undeveloped
         Area                            Gross     Net       Gross     Net
     San Juan Basin                      10,948     4,623    63,812    57,837
     Delaware Basin                      22,883    18,855     1,960       662
     Other                               10,225     3,953     2,931        50

        Total                            44,056    27,431    68,703    58,549
                                         ======    ======    ======    ======

Much of the Delaware Basin developed acreage relates to deeper natural gas zones as to which larger spacing rules apply. Most of this developed acreage is undeveloped as to shallower zones.

Proved Reserves

The following table contains information concerning the Company's estimated proved oil and gas reserves as of December 31, 1998, based upon a report prepared by Ryder Scott. All calculations have been made in accordance with the rules and regulations of the Securities and Exchange Commission (the "S.E.C.") and give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%.

                                                 December 31, 1998
      Proved Reserves:
          Natural gas (MMcf)                         84,161
          Oil (MBbl)                                  1,264
          Total (MMcfe)                              91,745
      Proved Developed Reserves:
          Natural gas (MMcf)                         65,786
          Oil (MBbl)                                    945
          Total (MMcfe)                              71,456
      Pre-tax S.E.C.-10 Value (in thousands)        $43,339

Drilling Activity

The following table sets forth, for each of the last three years, the development drilling activities conducted by the Company:

                     Gross Wells                  Net Wells
                     Productive   Dry   Total     Productive   Dry     Total
     1996             4           1      5         2.69         0.34    3.03
     1997 (1)        23           3     26        12.99         0.84   13.83
     1998 (2) (3)    37           7     44        32.64         5.59   38.23

__________________
(1) Includes 1 gross (0.0225 net) dry exploratory well.
(2) Includes 2 gross (2 net) dry exploratory wells.
(3) Includes 3 gross (3 net) productive exploratory wells.

From January 1, 1999 through March 24, 1999, the Company engaged in the drilling of 3 gross (3 net) wells and the recompleting of 2 gross (1.83 net) wells that are not reflected in the foregoing table.

Productive Wells

The following table summarizes the Company's gross and net interests in productive wells at December 31, 1998. Net interests represented in the table are net "working interests" which bear the cost of operations.

                          Gross Wells                 Net Wells
                          Oil  Natural Gas  Total     Oil  Natural Gas  Total
     San Juan Basin         4      74        78       3.13   65.86      68.99
     Delaware Basin       114      69       183      46.63   14.59      61.22
     Other                 14       8        22       1.48    0.64       2.12

       Total              132     151       283      51.24   81.09     132.33
                          ===     ===       ===      =====   =====     ======

In addition, the Company owns interests in four waterflood units in the Delaware Basin, which contain a total of 550 gross wells (8.5 net wells), and 6 gross (3.31 net) salt water disposal wells.

Production and Sales

The following table sets forth information concerning the Company's total oil and gas production and sales for each of the last three fiscal years.

                                                            Year Ended
                                                            December 31,
                                                       1998     1997     1996
         Net Production:
             Natural gas (MMcf)                        5,852    2,350    1,286
             Oil (MBbl)                                  230      196      174
             Total (MMcfe)                             7,232    3,526    2,330
         Average Sales Price Realized (1):
             Natural gas (per Mcf)                    $ 1.72   $ 2.04   $ 2.11
             Oil (per Bbl)                            $12.99   $19.31   $18.05
             Per Mcfe                                 $ 1.81   $ 2.43   $ 2.51
         Average Cost (per Mcfe):
             Production tax and marketing expense     $ 0.26   $ 0.32   $ 0.31
             Lease operating expense                  $ 0.47   $ 0.54   $ 0.66
             Depletion                                $ 0.73   $ 0.74   $ 0.83

___________________
(1)    Includes effects of hedging.

Marketing

The Company's natural gas is generally sold on the spot market or pursuant to short-term contracts. Oil and liquids are generally sold on the open market to unaffiliated purchasers, generally pursuant to purchase contracts that are cancelable on 30 days notice. The price paid for this production is generally an established or posted price that is offered to all producers in the field, plus any applicable differentials. Prices paid for crude oil and natural gas fluctuate substantially. Because future prices are difficult to predict, the Company hedges a portion of its oil and gas sales to protect against market downturns. The nature of hedging transactions is such that producers forego the benefit of some price increases that may occur after the hedging arrangement is in place. The Company nevertheless believes that hedging is prudent in certain circumstances in order to minimize the risk of falling prices.

Corporate Offices; Officers, Directors and Key Employees

The Company's principal office is located at 999 18th Street, Suite 1700, Denver, Colorado 80202. The Company's phone number is (303) 293-2333. The Company employs 25 employees at this office. The Company maintains field operations offices in Durango, Colorado, and in Carlsbad, New Mexico, where it employs a total of 17 individuals.

The following are the members of the Company's Board of Directors and the Company's executive officers:

     Name                  Age   Title(s)
George O. Mallon, Jr.      54    Director, Chairman of the Board and President
Kevin M. Fitzgerald        44    Director and Executive Vice President
Roy K. Ross                48    Director, Executive Vice President, Secretary
                                    and General Counsel
Frank Douglass             65    Director
Roger R. Mitchell          66    Director
Francis J. Reinhardt, Jr.  69    Director
Peter H. Blum              41    Director
Alfonso R. Lopez           50    Vice President - Finance and Treasurer

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

Frank Douglass has been a director of the Company since 1988. In 1998, he retired as a Senior Partner in the Texas law firm of Scott, Douglass & McConnico, LLP, where he had been a partner since 1976. Mr. Douglass earned a B.B.A. degree from Southwestern University in 1953 and a L.L.B. degree from the University of Texas School of Law in 1958.

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

Peter H. Blum became a director of the Company in January 1998. He has been an energy investment banker since 1982. Since October 1998, Mr. Blum has been President of McLean Equities Ltd, Inc., a private investment bank. From April 1997 to October 1998, Mr. Blum was Senior Managing Director, head of investment banking, for the investment banking firm Gaines, Berland Inc. From 1995 to 1997, Mr. Blum held the position of Managing Director, head of energy banking, with the investment banking firm Rodman & Renshaw, Inc. From 1992 to 1995, Mr. Blum held various positions with the investment banking firm Mabon Securities, Inc. Mr. Blum earned a B.B.A. degree in accounting from the University of Wisconsin in 1979.

Alfonso R. Lopez joined the Company in July 1996 as Vice President-Finance and Treasurer. He was Vice President-Finance for Consolidated Oil & Gas, Inc. (now Chesapeake Energy Corporation) from 1993 to 1995. Mr. Lopez was a consultant from 1991 to 1992. From 1981 to 1990, he was Controller for Decalta International Corporation, a Denver-based exploration and production company. He served as Controller for Western Crude Oil, Inc. (now Texaco Trading and Transportation, Inc.) from 1978 to 1981. Mr. Lopez is a certified public accountant and was with Arthur Young & Company (now Ernst & Young) from 1970 to 1978. Mr. Lopez earned his B.A. degree in Accounting and Business Administration from Adams State College in Colorado in 1970.

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

Wendell A. Bond has been Vice President-Exploration of Mallon Oil since December 1996. Prior to joining the Company on a full-time basis, Mr. Bond was an independent geological consultant to the Company since July 1994. Mr. Bond has more than 25 years of experience in the petroleum industry, both domestically and internationally. Prior to joining the Company, he was president of Wendell A. Bond, Inc., a company specializing in petroleum geological consulting services that he formed in 1988. Prior to 1988, Mr. Bond had been employed in a variety of positions for several independent and major oil and gas companies, including Project Geologist for Webb Resources, District Geologist for Sohio Petroleum and Chief Geologist for Samuel Gary Jr. & Associates. Mr. Bond earned his B.S. degree in geology from Capital University, Columbus, Ohio and his M.S. degree in geology from the University of Colorado.

Donald M. Erickson, Jr. has been Vice President-Operations of Mallon Oil since February 1997. Mr. Erickson has more than 20 years of experience in oil field operations. Prior to joining the Company, he was Operations Manager for Presidio Exploration, Inc. (which was merged into Tom Brown Inc.) from December 1988 to January 1997. Mr. Erickson earned a Heating and Cooling Technical Degree from Central Technical Community College in Hastings, Nebraska in 1975 and has studied Mechanical Engineering at the University of Denver.

Duane C. Winkler is Operations Manager of Mallon Oil, working out of the Durango, Colorado, office. Before joining the Company in October 1993, he was employed by Natural Gas Processing as Production Superintendent from 1986 to 1993. Mr. Winkler, who has more than 25 years of experience in drilling, completion and production operations, completed his Associates of Engineering Certificate from Central Wyoming College in 1996.

Laguna Gold Company

The Company currently owns an approximate 45% interest in Laguna, a gold mining company whose common shares are listed on The Toronto Stock Exchange under the trading symbol "LGC." Laguna is engaged in the exploration for and development of precious metals in Costa Rica, where it holds mineral concessions issued by the Government of Costa Rica. The concessions contain the Rio Chiquito Deposit, which Laguna is presently in the process of placing on production. It has announced that it plans to commence commercial production of gold and silver in the second quarter of 1999.

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

Recent Price Declines and Volatility of Oil and Natural Gas Prices

Prices for oil and natural gas fluctuate widely and recently have declined significantly. The average price received by the Company for natural gas decreased to $1.72 per Mcf during 1998 from $2.04 per Mcf during 1997. Similarly, NYMEX postings for West Texas Intermediate crude oil decreased to $12.06 per barrel at December 31, 1998 from $17.61 per barrel at December 31, 1997.

Natural gas prices affect us more than oil prices, because most of our production and reserves are natural gas. On an Mcfe basis, at December 31, 1998, 92% of our estimated proved reserves were natural gas and for 1998 81% of our total production was natural gas.

Our revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. We have recently reduced our 1999 capital expenditures budget because of lower oil and gas prices. The amount we can borrow from banks is subject to redetermination based on current prices. In addition, we may have a ceiling test write-down when prices decline. See "Ceiling Limitation Write-downs." Lower prices may also reduce the amount of oil and natural gas that we can produce economically.

We cannot predict future oil and natural gas prices and prices may decline further. Factors that can cause this fluctuation include:

- relatively minor changes in the supply of and demand for oil and natural gas;

-   market uncertainty;

-   the level of consumer product demand;

-   weather conditions;

-   domestic and foreign governmental regulations;

-   the price and availability of alternative fuels;

-   political conditions in the Middle East;

-   the foreign supply of oil and natural gas;

-   the price of oil and gas imports; and

-   overall economic conditions.

We enter into energy swap agreements and other financial arrangements at various times to attempt to minimize the effect of oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in oil or natural gas prices would have a material adverse effect on our business and financial results. Energy swap arrangements may limit the risk of declines in prices, but such arrangements may also limit further revenues from price increases.

Uncertainty of Estimates of Oil and Gas Reserves

This report contains estimates of our proved oil and gas reserves and the estimated future net revenues from such reserves. These estimates are based upon various assumptions, including assumptions required by the S.E.C. relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. Such process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

At December 31, 1998, 22% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

You should not assume that the present value of future net revenues referred to in this report is the current market value of our estimated oil and gas reserves. In accordance with S.E.C. requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Recent significant declines in oil and gas prices have reduced the Company's present value of future net revenues. See "Recent Price Declines and Volatility of Oil and Natural Gas Prices." Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the S.E.C. to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the Company or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

Effects of Leverage

As of December 31, 1998, our long-term debt was $27.2 million, including $22.1 million outstanding under our revolving credit line with Bank One, Texas, N.A. Our long-term debt represented 55% of our total capitalization at December 31, 1998.

Our level of debt affects our operations in several important ways, including the following:

- a large portion of our cash flow from operations is used to pay interest on borrowings;

- covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

- covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

- a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

- the terms of the agreements governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. A high level of debt increases the risk that the Company may default on its debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

If the Company is unable to repay its debt at maturity out of cash on hand, it could attempt to refinance such debt, or repay such debt with the proceeds of an equity offering. We cannot assure you that the Company will be able to generate sufficient cash flow to pay the interest on its debt or that future borrowings or equity financing will be available to pay or refinance such debt. If we are not able to negotiate renewals of our borrowings or to arrange new financing, we may have to sell significant assets. Any such sale would have a material adverse effect on our business and financial results. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed. See "Availability of Financing."

Ceiling Limitation Write-downs

We use the full cost method of accounting to report our operations for oil and gas properties. The Company capitalizes the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed a "ceiling limit" based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our shareholders' equity and can affect our compliance with various financial covenants. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if the Company has substantial downward adjustments to its estimated proved reserves. The recent significant declines in oil and gas prices increase the risk that we will have a ceiling limitation write-down in the future, as we did in fourth quarter 1998. See "Recent Price Declines and Volatility of Oil and Natural Gas Prices." We cannot assure you that we will not experience additional ceiling limitation write-downs in the future.

Availability of Financing

We have historically addressed our long-term liquidity needs through the issuance of debt and equity securities and the use of bank debt and cash from operating activities. We continue to examine the following alternative sources of long-term capital:

-   bank borrowings or the issuance of debt securities;

-   the sale of common stock, preferred stock or other equity securities;

-   the issuance of production-based financing or net profits interests;

-   sales of non-strategic properties;

-   sales of prospects and technical information; and

-   joint venture financing.

The availability of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and the value and performance of the Company. We may be unable to execute our operating strategy if we cannot obtain additional capital.

Replacement of Reserves

In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future development, acquisition and exploration activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

Industry Risks

Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

- that no commercially productive oil or natural gas reservoirs will be found;

- that oil and gas drilling and production activities may be shortened, delayed or canceled; and

-   that our ability to develop, produce and market our reserves may be limited by:

    (1) title problems,

    (2) weather conditions,

    (3) compliance with governmental requirements, and

    (4) mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment.

In the past, we have had difficulty securing drilling equipment in certain of our core areas. We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may be unprofitable. Dry wells and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. In addition, our properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

Our industry also experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

Concentration of Assets

At December 31, 1998, 67% of our average daily production, on an Mcfe basis, was processed through our East Blanco Gas Plant. Our production, revenue and cash flow will be adversely affected if this plant's operation is shut-down, curtailed or limited for any reason. Substantially all of the Company's operations are currently located in two geologic basins in New Mexico. Because of this geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production, including weather and natural disasters, may impact us more than if our operations were more geographically diversified.

Gas Marketing, Trading and Credit Risk

The profitability of our natural gas marketing operations depends on our ability to assess and respond to changing market conditions, including credit risk. If we are unable to respond accurately to changing conditions in the gas marketing business, our results of operations could be materially adversely affected. We try to limit our exposure to price risk by entering into various hedging arrangements. We are exposed to credit risk because the counterparties to agreements might not perform their contractual obligations.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and gas companies for the acquisition of desirable oil and gas properties and the equipment and labor required to develop and operate them. We also compete with major and independent oil and gas companies in the marketing and sale of oil and natural gas. Many of these competitors have financial and other resources substantially greater than ours.

Drilling Risks

Drilling involves numerous risks, including the risk that drilling efforts will not find commercially productive oil or gas reservoirs. The cost of drilling and completing wells is often unpredictable, and drilling operations may be shortened, delayed or canceled as a result of a variety of risks.
These risks include unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in delivery of equipment. We cannot assure you that our future drilling activities will be successful.

Acquisition Risks

The successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when a well is inspected, structural and environmental problems are not necessarily discovered. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will acquire such properties at acceptable prices.

Marketability of Oil and Gas Production

The marketability of our production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. U.S. federal and state regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand all could adversely affect our ability to produce and market oil and natural gas. If market factors dramatically change, the financial impact on the Company could be substantial. The availability of markets is beyond our control. The Company conducts substantially all of its operations in the San Juan and Delaware Basins in the State of New Mexico and, consequently, is particularly sensitive to marketing constraints that exist or may arise in the future in those areas. Historically, due to the San Juan Basin's relatively isolated location and the resulting limited access of its natural gas production to the marketplace, natural gas produced in the San Juan Basin has tended to command prices that are lower than natural gas prices that prevail in other areas.

Government Regulation

Our oil and gas operations are subject to various U.S. federal, state, tribal and local governmental regulations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. We believe that we are in substantial compliance with all applicable laws and regulations. However, the requirements of such laws and regulations are frequently changed. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental Matters

The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to governmental agencies and third parties, and may require us to incur costs to remedy such discharges. Oil, natural gas and other pollutants (including salt water brine) may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks, and sudden discharges from damage or explosions at natural gas facilities, oil and gas wells or other facilities. Discharged hydrocarbons and other pollutants may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal, state and local laws and regulations govern the environmental aspects of oil and natural gas exploration, production and transportation and may, in addition to other laws and regulations, impose liability in the event of discharges (whether or not accidental), failure to notify the proper authorities of a discharge, and other failures to comply with those laws and regulations. Compliance with environmental quality requirements and reclamation laws imposed by governmental authorities may necessitate significant capital outlays, may materially affect the acquisition or operating costs of a given property, or may cause material changes or delays in our intended activities. Management does not believe that our environmental, health and safety risks are materially different from those of comparable companies engaged in similar businesses. Nevertheless, new or different environmental standards imposed in the future may adversely affect our activities and there can be no assurance that significant costs for compliance will not be incurred in the future. Moreover, no assurance can be given that environmental laws will not, in the future, result in curtailment of production or material increases in the cost of exploration, development or production or otherwise adversely affect our operations and financial condition.

Reliance on Key Personnel

We are dependent upon our executive officers and key employees. The unexpected loss of services of one or more of these individuals could have a detrimental effect on us. We do not maintain key man insurance on any of our executive officers or key employees. In addition, our continued growth and expansion will depend upon, among other factors, the successful retention of skilled and experienced management and technical personnel.

Lack of Profitable Operations

We recorded net losses for 1994, 1995, 1996, 1997 and 1998 of $1,631,000,
$1,929,000, $1,837,000, $3,704,000, and $18,186,000, respectively.  Our ability to continue in business and maintain our financing arrangements would be adversely affected by a continued lack of profitability.

Absence of Dividends

We have never paid cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving line of credit contains a prohibition on the payment of cash dividends without the bank's consent.

Anti-Takeover Provisions

In April 1997, we adopted a Shareholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to insure that all shareholders receive fair value for their common stock in the event of any takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the shareholders. While the Rights Plan is not intended to prevent an acquisition of the Company on terms that are favorable and fair to all shareholders, its existence may discourage potential purchasers. We are not aware of any plan or intention by any person to attempt a takeover of the Company.

Our Restated Articles of Incorporation impose restrictions on changes in control of the Company. The existence of these provisions may discourage a party from making a tender offer for or otherwise seeking to obtain control of the Company.

Series B Preferred Stock - Right to Elect Directors in Certain Circumstances

Under the terms of our Series B Preferred Stock, if we do not pay dividends on the Series B Preferred Stock for three quarterly dividend periods, then, until such dividends have been paid in full, the holders of Series B Preferred Stock have the right to elect two additional members to the Board of Directors. While any such directors would not constitute a majority of the Board of Directors, it is probable that they would attempt to influence the Board of Directors, as a whole, to support the satisfaction of the claims of the holders of the Series B Preferred Stock.

ITEM 3:    LEGAL PROCEEDINGS

In December 1998, Del Mar Drilling Company, Inc. ("Plaintiff") filed a civil action against Mallon Oil in the 118th Judicial District Court of Howard County, Texas. Plaintiff's Original Petition seeks damages for an alleged breach of contract in the amount of $348,100, plus interest, costs, and attorney's fees. The Company has engaged the law firm in Midland, Texas, to defend it in this matter. The case has been removed to the 142nd Judicial District Court in Midland County, Texas, where it is Case Number CV-42.482. The matter arises out of a contract for oil and gas drilling services performed by Plaintiff. Plaintiff did not have the equipment necessary to perform the work required under the contract, and, due to its financial limitations, was unable to acquire the requisite equipment. The Company leased the necessary equipment from a third party to enable Plaintiff to proceed. In using the leased equipment, Plaintiff damaged it. The Company sought to offset the amounts it paid to the third party equipment provider as lease payments and damage reimbursements against the contract amount payable to Plaintiff. Plaintiff refused to recognize the offsets, and claims the full contract amount. The Company believes the Plaintiff's case is without merit, and intends to defend itself, vigorously. The final outcome of this matter cannot yet be predicted.

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

                                                    High           Low
          Year Ending December 31, 1997:
              First Quarter                         $ 10.5000     $ 7.1250
              Second Quarter                           9.7500       6.7500
              Third Quarter                           12.3750       7.3750
              Fourth Quarter                          13.0000       7.8125
          Year Ending December 31, 1998:
              First Quarter                         $  9.4690     $ 7.2500
              Second Quarter                          12.8750       9.0000
              Third Quarter                           12.6250       7.8750
              Fourth Quarter                           9.5000       6.3750
          Year Ending December 31, 1999:
              First Quarter (through March 24)      $  8.7500     $ 5.9380

Holders

As of March 24, 1999, there were approximately 600 shareholders of record of the common stock.

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

ITEM 6:      SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1998. This information should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations," included elsewhere herein.


                                                 Year Ended December 31,
                                                   1998        1997(1)        1996        1995        1994
                                                 (In thousands, except per share data)
Selected Statements of Operations Data:
  Revenues:
     Oil and gas sales                           $ 13,069    $ 8,582        $ 5,854     $ 4,800     $ 4,629
     Other                                            109         69            512         470         106
                                                   13,178      8,651          6,366       5,270       4,735
  Costs and expenses:
     Oil and gas production                         5,273      3,037          2,249       1,868       2,024
     Mining project expenses                           --         --          1,014         838         459
     Depreciation, depletion and amortization       5,544      2,725          2,095       2,340       2,409
     Impairment of oil and gas properties          16,842         24            264          --          --
     Impairment of mining properties                   --        350             --          --          --
     General and administrative                     2,562      2,274          1,845       1,467       1,342
     Interest and other                             1,143        701            842         433         132
                                                   31,364      9,111          8,309       6,946       6,366

  Minority interest in loss of consolidated
    subsidiary                                         --         --            266          --          --
  Equity in loss of affiliate                          --     (3,244)            --          --          --
  Loss before extraordinary item                  (18,186)    (3,704)        (1,677)     (1,676)     (1,631)

  Extraordinary loss on early retirement of debt       --         --           (160)       (253)         --
  Net loss                                        (18,186)    (3,704)        (1,837)     (1,929)     (1,631)

  Dividends on preferred stock and accretion         (120)      (185)          (376)       (360)       (258)
  Preferred stock conversion inducement                --       (403)            --          --          --
  Gain on redemption of preferred stock                --         --          3,743          --          --
  Net income (loss) attributable to common
     shareholders (2)                            $(18,306)   $(4,292)      $  1,530     $(2,289)    $(1,889)

  Basic loss per share (3):
     Loss attributable to common shareholders
        before extraordinary item                 $ (2.61)   $ (0.92)      $ (0.82)     $ (1.05)    $ (0.99)
     Extraordinary loss                                --         --         (0.06)       (0.13)         --
     Net loss attributable to common
       shareholders (4)                           $ (2.61)   $ (0.92)      $ (0.88)     $ (1.18)    $ (0.99)

  Weighted average shares outstanding               7,015      4,682         2,512        1,947       1,916

Selected Other Data:
  Capital expenditures                            $36,354    $20,169       $ 6,339      $ 3,995     $ 2,379

Selected Balance Sheet Data:
  Working capital (deficit)                       $(3,782)   $ 1,190       $ 5,365     $   (476)    $(1,764)
  Total assets                                     58,452     51,426        41,400       31,635      28,226
  Long-term debt (5)                               27,183          1         3,511       10,037          --
  Mandatorily redeemable preferred stock            1,329      1,317         3,900        3,844       3,804
  Shareholders' equity                             22,164     40,196        21,904       11,760      13,549

____________________


(1) As a result of reducing its ownership interest in Laguna, the Company accounted for its investment in Laguna as of and for the years ended
December 31, 1998 and 1997 using the equity method of accounting. Pursuant to the rules of the S.E.C., the Company may not restate financial information prior to 1997 to reflect the use of the equity method. Accordingly, the Company's results for 1996, 1995, and 1994 are consolidated with Laguna's.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1998 and 1997, and results of operations and cash flows for each of the years ended December 31, 1998, 1997 and 1996. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion. The financial information discussed below is consolidated information, which includes the accounts of Laguna in 1996. As discussed in Note 3 to the Company's consolidated financial statements, because the Company's interest in Laguna was reduced from an approximate 56% interest at the beginning of the year ended December 31, 1997, to less than a majority interest by the end of the year, the Company de-consolidated Laguna from the Company's financial statements and accounted for its investment in Laguna using the equity method of accounting. Pursuant to applicable S.E.C. rules, a restatement of years prior to 1997 to reflect the de-consolidation is not permitted.

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

Liquidity and Capital Resources

The Company's operations are capital intensive. Historically, the Company's principal sources of capital have been cash flow from operations, a revolving line of credit and proceeds from sales of common and preferred stock. The Company's principal uses of capital have been for the exploration, acquisition, development and exploitation of oil and gas properties.

During fourth quarter 1997, the Company realized net proceeds of $19.6 million from the sale of 2.3 million shares of common stock in a public offering. A portion of the proceeds were used to repay substantially all of the Company's long-term bank debt. At the beginning of 1998, the Company had $1.2 million in net working capital, including $6.7 million in cash and cash equivalents, and virtually no long-term debt.

The Company's 1998 oil and gas capital expenditures were $36.0 million and its net cash provided by operations was $5.1 million. The remainder of 1998's capital expenditures were funded primarily through borrowings under the Company's revolving line of credit (described below) and two term loans negotiated during 1998. The Company closed 1998 with a working capital deficit of $3.8 million and long-term debt of $27.2 million.

The Company is currently in the process of securing additional capital to enable it to continue its active drilling and development program through 1999. The following sources of capital are under active consideration:

-   bank borrowings or the issuance of debt securities;

-   the sale of preferred stock or other equity securities;

-   the issuance of production-based financing or net profits interests; and

-   joint venture financing.

The Company is working with its bank to establish a drilling line of credit, which would be in addition to its current credit relationships. A drilling line, if arranged, would bear a higher interest rate than the revolving line of credit described below. There is no assurance that the Company will be able to obtain the financing it seeks upon satisfactory terms.

During 1998, the Company completed 34 of 39 development wells and three of five exploratory wells drilled. In addition, the Company recompleted 30 wells in 1998. In first quarter 1999, two exploratory wells were successfully completed and one exploratory well is still being tested. The Company is in the process of establishing its budget for 1999 to incorporate the results from the drilling of six wells on its La Jara Canyon acreage in the San Juan Basin and the capital that it will have available.

In March 1996, the Company established a revolving line of credit (the "Revolver") with Bank One, Texas, N.A. (the "Bank"). The borrowing base under the Revolver is subject to redetermination every six months, or at such other times as the Bank may determine. The Revolver, which is secured by substantially all of the Company's oil and gas properties, expires April 1, 2001. In October 1998, the Revolver's borrowing base was established at $30 million. At December 31, 1998, borrowings under the Revolver were $22.1 million, leaving available additional borrowings of $7.9 million. As of March 24, 1999, the outstanding balance under the Revolver was $26.4 million, leaving available additional borrowings of $3.6 million. The Revolver requires that the Company maintain certain financial and other covenants, including a minimum current ratio, a minimum net equity, and a debt service ratio. At December 31, 1998, the Company was not in compliance with the minimum net equity and the debt service ratio covenants. The Bank has agreed to waive the Company's non-compliance with both the minimum net equity and the debt service ratio covenants for the quarter ended December 31, 1998.
Moreover, the Bank has agreed to waive any non-compliance with the debt service ratio that may occur during calendar year 1999 and to amend the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will meet it for all reporting periods in 1999.

In addition to the Revolver, during 1998, the Company negotiated two term loans with its bank. The Company drew $155,000 on the first term loan to finance the purchase of land and a building for the Company's field office in Carlsbad, New Mexico. Principal and interest of 8.5% is payable quarterly, beginning October 1, 1998. The Company drew $6.5 million under the second term loan to finance equipment for the Company's gas processing plant. Principal and interest payments are payable monthly, beginning on November 30, 1998, over 5 years. Interest on the $6.5 million term loan is LIBOR plus 2%. The Company entered into a 5-year interest rate swap agreement that will effectively fix the interest rate on the term loan at 7.88%. The $6.5 million notional amount of the interest rate swap declines monthly by the amount of principal payments. The Company paid a total of $222,000 in principal payments during 1998 on the two term loans.

Mandatory redemption of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Stock") was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. In March 1997, the Company extended an offer to all holders of the Series B Stock to convert their shares into shares of common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. The market price of a share of the common stock during the term of the offer ranged from $7.88 to $8.50. Holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of common stock. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000. The Company will be required to redeem 55,200 shares in April 2000, and the remaining 80,000 shares in April 2001. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price, as adjusted, is currently $10.30.

Results of Operations

                                            Year Ended December 31,
                                             1998        1997        1996
                                          (In thousands, except per unit data)
Operating Results from Oil and Gas Operations:
    Oil and gas revenues                    $13,069      $8,582      $5,854
    Production tax and marketing expense      1,901       1,122         715
    Lease operating expense                   3,372       1,915       1,534
    Depletion                                 5,303       2,604       1,924
    Depreciation                                140          21          --
    Impairment                               16,842          24         264
Net Production:
    Natural gas (MMcf)                        5,852       2,350       1,286
    Oil (MBbl)                                  230         196         174
    Total (MMcfe)                             7,232       3,526       2,330
Average Sales Price Realized (1):
    Natural gas (per Mcf)                     $1.72       $2.04       $2.11
    Oil (per Bbl)                            $12.99      $19.31      $18.05
    Per Mcfe                                  $1.81       $2.43       $2.51
Average Cost Data (per Mcfe):
    Production tax and marketing expense      $0.26       $0.32       $0.31
    Lease operating expense                   $0.47       $0.54       $0.66
    Depletion                                 $0.73       $0.74       $0.83

________________
(1) Includes effects of hedging. See "Hedging Activities."
Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenues. Total revenues for the year ended December 31, 1998 increased 52% to $13,178,000 from $8,651,000 for the year ended December 31, 1997. Oil and gas sales for the year ended December 31, 1998 increased 52% to $13,069,000 from $8,582,000. The increase was due to higher oil and gas production due to the Company's successful drilling and recompletion program in 1998. Oil production for the year ended December 31, 1998 increased 17% to 230,000 barrels from 196,000 barrels for the year ended December 31, 1997 and gas production for the year ended December 31, 1998 increased 149% to 5,852,000 Mcf from 2,350,000 Mcf for the year ended December 31, 1997. These increases were somewhat offset by a decline in average oil and gas prices realized in 1998 from those realized in 1997. Average oil prices for the year ended December 31, 1998 decreased 33% to $12.99 per barrel from $19.31 per barrel for the year ended December 31, 1997 and average gas prices for the year ended December 31, 1998 decreased 16% to $1.72 per Mcf from $2.04 per Mcf for the year ended December 31, 1997.

Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1998 increased 74% to $5,273,000 from $3,037,000 for the year ended December 31, 1997. The increase was primarily attributable to increased operating costs related to new wells drilled in 1998 and expansion and operation of the gas processing plant. Production tax and marketing expense per Mcfe decreased $0.06, or 19%, to $0.26 for the year ended
December 31, 1998 from $0.32 for the year ended December 31, 1997. Lease operating expense per Mcfe decreased $0.07, or 13%, to $0.47 for the year ended December 31, 1998 from $0.54 for the year ended December 31, 1997. LOE per Mcfe in 1998 is lower due to higher average production rates per well for new wells and a higher proportion of gas production in 1998, which is less costly to produce than oil.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1998 increased 103% to $5,544,000 from $2,725,000 for the year ended December 31, 1997 due to increased oil and gas production. Depletion per Mcfe for the year ended December 31, 1998 decreased slightly to $0.73 from $0.74 for the year ended December 31, 1997, due to a higher ratio of reserve increases to capital expenditures in 1998. Due to the impairment of oil and gas properties charge in fourth quarter 1998, discussed below, the depletion rate per Mcfe is expected to decline in future periods.

Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $16,842,000 for the year ended December 31, 1998 compared to $24,000 for the year ended December 31, 1997. Under the full cost accounting rules of the S.E.C., the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company made a non-cash charge in fourth quarter 1998 to write down its U.S. oil and gas properties by $16,842,000. In applying the "ceiling test," the Company used December 31, 1998 oil and gas prices of $10.03 per barrel of oil and $1.43 per Mcf of gas. The full cost ceiling is not intended to represent an estimate of the fair market value of the Company's oil and gas properties. In light of continuing depressed prices for oil and natural gas, it is possible that the Company may incur additional ceiling test write-downs in the future. The impairment amount of $24,000 in 1997 relates to additional charges that came in after the Company impaired the costs incurred in 1996 related to an exploration venture in Belize, which drilled a dry hole. The Company currently operates only in the continental United States.

Impairment of Mining Properties. In second quarter 1997, the Company reduced its note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to continued depressed gold prices, in fourth quarter 1997, the Company impaired this amount.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 increased 13% to $2,562,000 from $2,274,000 for the year ended December 31, 1997 due to the hiring of additional personnel because of expanded operations. For the year ended December 31, 1998, the Company capitalized $884,000 more of general and administrative expenses directly related to its drilling program than was capitalized for the year ended December 31, 1997.

Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1998 increased 63% to $1,143,000 from $701,000 for the year ended December 31, 1997. The increase is primarily due to higher outstanding borrowings under the Company's revolving line of credit and term loans in 1998.

Equity in Loss of Affiliate. As a result of reducing its ownership interest in Laguna, for the years ended December 31, 1998 and 1997, Mallon accounted for its investment in Laguna using the equity method of accounting. In fourth quarter 1997, due to continued depressed gold prices, Laguna wrote down its mineral assets by $9,319,000. As a result, Mallon impaired 100% of its investment in and advances to Laguna. The Company's share of Laguna's 1997 net loss was in excess of the carrying value of its investment in and advances to Laguna by $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1998 and 1997, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards
No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1998 and 1997. At December 31, 1998, the Company had an NOL carryforward for U.S. Federal income tax purposes of $19,000,000, which will begin to expire in 2001.

Net Loss. Net loss for the year ended December 31, 1998 increased 391% to $18,186,000 from $3,704,000 for the year ended December 31, 1997 as a result of the factors discussed above. Of the net loss for the year ended December 31, 1998, $16,842,000 relates to a non-cash write down of oil and gas properties discussed above. Of the net loss for the year ended December 31, 1997, $3,634,000 relates to Laguna losses and impairments. As discussed above, the Company will not reflect its share of Laguna's losses in the future and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future losses not recognized. The Company paid the 8% dividend of $108,000 and $161,000 on its $1,329,000 and $1,317,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the years ended December 31, 1998 and 1997, respectively, and realized accretion of $12,000 and $24,000, respectively. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 6 of the consolidated financial statements. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the consolidated statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the year ended December 31, 1998 was $18,306,000 compared to net loss attributable to common shareholders of $4,292,000 for the year ended December 31, 1997.

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

Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1997 increased 35% to $3,037,000 from $2,249,000 for the year ended December 31, 1996. The increase was primarily attributable to increased operating costs related to new wells drilled in 1997. Oil and gas production expenses per Mcfe decreased $0.11, or 11%, to $0.86 for the year ended December 31, 1997 from $0.97 for the year ended December 31, 1996. Production tax and marketing expense per Mcfe increased $0.01, or 3%, to $0.32 for the year ended December 31, 1997 from $0.31 for the year ended
December 31, 1996. However, lease operating expense per Mcfe decreased $0.12, or 18%, to $0.54 for the year ended December 31, 1997 from $0.66 for the year ended December 31, 1996.

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1997 increased 30% to $2,725,000 from $2,095,000 for the year ended December 31, 1996 due to increased oil and gas production. Depletion per Mcfe for the year ended December 31, 1997 decreased 11% to $0.74 from $0.83 for the year ended December 31, 1996, primarily due to a higher ratio of increases in oil and gas reserves to capital expenditures.

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

Impairment of Mining Properties. In second quarter 1997, the Company reduced its note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to continued depressed gold prices, in fourth quarter 1997, the Company impaired this amount.

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

Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1997 decreased 17% to $701,000 from $842,000 for the year ended December 31, 1996. The decrease was primarily due to lower outstanding borrowings in 1997.

Minority Interest. Minority interest in loss of consolidated subsidiary in 1996 of $266,000 represents the minority interest share in the Laguna loss.

Equity in Loss of Affiliate. During the latter part of 1996 and throughout most of 1997, Mallon held approximately 56% of the common stock of Laguna. In fourth quarter 1997, Mallon contributed 2,450,000 shares of its Laguna stock to induce a new management team to join Laguna. After this transaction, Mallon owned approximately 46% of Laguna. As a result of reducing its ownership interest in Laguna, Mallon accounted for its investment in Laguna at December 31, 1997 using the equity method of accounting. Pursuant to the rules of the S.E.C., Mallon may not restate prior year financial information to reflect the use of the equity method. Accordingly, the Company's results for 1996 are consolidated with Laguna's.

In fourth quarter 1997, due to continued depressed gold prices, Laguna wrote down its mineral assets by $9,319,000. As a result, Mallon impaired 100% of its investment in and advances to Laguna. The Company's share of Laguna's 1997 net loss was in excess of the carrying value of its investment in and advances to Laguna by $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000, and is reflected as "equity in loss of affiliate" on the Company's 1997 consolidated statement of operations. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1997 and 1996, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards
No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in its consolidated statement of operations for the years ended December 31, 1997 and 1996. At December 31, 1997, the Company disclosed an NOL carryforward for U.S. Federal income tax purposes of $27,100,000. When filing its 1997 Federal income tax return, the Company elected to capitalize intangible drilling and development costs incurred in 1997, and amortize the costs over five years. The costs were capitalized in order to preserve them as deductions for alternative minimum tax purposes. This treatment reduced the NOL carryforward as of December 31, 1997, to $16,500,000, which will begin to expire in 2001.

Extraordinary Loss. The Company incurred an extraordinary loss of $160,000 during the year ended December 31, 1996, as a result of the refinancing of its credit facility with a new lender.

Net Loss. Net loss for the year ended December 31, 1997 increased 102% to $3,704,000 from $1,837,000 for the year ended December 31, 1996 as a result of the factors discussed above. Of the net loss for the year ended December 31, 1997, $3,634,000 relates to Laguna losses and impairments. As discussed above, the Company will not reflect its share of Laguna's losses in the future and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future losses not recognized. The Company paid the 8% dividend of $161,000 and $320,000 on its $1,317,000 and $4,000,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") in each of the years ended December 31, 1997 and 1996, respectively, and realized accretion of $24,000 and $56,000, respectively. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 8 of the consolidated financial statements. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the consolidated statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the year ended December 31, 1997 was $4,292,000 compared to net income attributable to common shareholders of $1,530,000 for the year ended
December 31, 1996. Net income attributable to common shareholders in 1996 included a $3,743,000 gain on the redemption of Series A Convertible Preferred Stock in October 1996.

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

The Company recognized hedging gains (losses) of $481,000 ($615,000) and ($490,000) for the years ended December 31, 1998, 1997 and 1996, respectively. These gains (losses) are included in oil and gas sales in the Company's consolidated statements of operations.

In December 1998, the Company terminated an energy swap entered into earlier in the year for 1999 production and received proceeds of $909,000, all of which is included in deferred revenue on the Company's December 31, 1998 balance sheet.

Year 2000

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways; e.g., the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could in turn cause operational disruptions. These issues could affect not only information technology ("IT") systems, such as computer systems used for accounting, land and engineering, but also systems that contain embedded chips.

The Company has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of the Company's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the second quarter of 1999.

The Company is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment, the automatic wellhead equipment used to operate wells, the Company-owned gas gathering pipelines, and the Company's gas processing plant in the San Juan Basin. All of these systems have been determined to be Year 2000 compliant based on information provided by third party vendors.

To date, the Company has relied upon its internal staff to assess its Year 2000 readiness. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to exceed $50,000. Costs incurred through December 31, 1998 have been minimal.

The Company is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of the Company to third parties' failure to address their Year 2000 issues. While the Company has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting the Company is vulnerable to potential Year 2000 failure by these parties. These communications are expected to continue into the second quarter of 1999. At this time, the Company has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate significant vulnerability, development of contingency plans will be considered.

The Company does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems the Company could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from the Company's wells or gathering lines which would also result in the Company's wells being shut-in. A disruption in production would result in the loss of income.

Miscellaneous

The Company's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), that are applicable to the oil and gas industry. Current law permits the Company's intangible drilling and development costs to be deducted currently, or capitalized and amortized over a five year period. The Company, as an independent producer, is also entitled to a deduction for percentage depletion with respect to the first 1,000 Bbls per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of the Company's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

Inflation has not historically had a material impact on the Company's financial statements, and management does not believe that the Company will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas industry.

The Company and its operations are subject to numerous risks and uncertainties. A discussion of some of these risks is set forth, above, in Items 1 and 2, under the heading "Special Considerations."

ITEM 7a:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company uses commodity derivative financial instruments, including swaps, to reduce the effect of natural gas price volatility on a portion of its natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes the Company's derivative financial instrument position on its natural gas production as of December 31, 1998. The fair value of these instruments reflected below is the estimated amount that the Company would receive (or pay) to settle the contracts as of December 31, 1998. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging the Company's production are expected to be offset by changes in the actual sales price received by the Company for its natural gas production. See "Hedging Activities" above.

     Year    MMBtu         Fixed Price per MMBtu    Fair Value
     1999      354,000     $2.06                    $122,000
     2000    5,400,000     $2.02                    $225,000

In addition, the Company had an energy swap agreement in place at December 31, 1998, that counteracts the agreement included above with respect to 354,000 MMBtu of gas for 1999. Under this swap agreement, the Company must pay the counterparty if the fixed price of $1.785 exceeds the floating price (based on El Paso Natural Gas - San Juan). The fair value of this swap agreement was $(25,000) at December 31, 1998.

At December 31, 1998, the Company also had two basis swaps in place to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 7,200,000 MMBtu in 1999 with a fair value of $(181,000).

Interest Rate Risk

The table below provides information about the Company's derivative financial instruments and other financial instruments sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates and for interest rate swaps, the table presents notional amounts and weighted average interest rate by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1998.

Expected Maturity
(In thousands)

                                                                          Fair
                        1999   2000    2001     2002    2003  Thereafter  Value
Long-term debt:
  Fixed rate           $   15  $   15  $   120                   --    $   150
  Average interest rate   8.5%    8.5%     8.5%     --      --   --
  Variable rate        $1,300  $1,300  $23,360  $1,300  $1,083   --    $28,343
  Average interest rate   7.6%    7.6%     7.2%    7.6%    7.6%  --

Interest rate swap:
  Variable to fixed    $1,300  $1,300  $1,300   $1,300  $1,083   --    $  (114)
  Average pay rate        7.9%    7.9%    7.9%     7.9%    7.9%  --
  Average receive rate    7.0%    7.0%    7.2%     7.3%    7.4%  --

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements that constitute Item 8 follow the text of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements appears at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 1997, the Company solicited bids for audit work on its financial statements for the next three years. As a result of that process, the Audit Committee of the Company's Board of Directors selected Arthur Andersen LLP as its independent certified public accounting firm for such period. There were no disagreements with the Company's prior accounting firm, PricewaterhouseCoopers LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and PricewaterhouseCoopers LLP's reports did not contain any adverse or qualified opinions during such accounting firm's engagement. The Company had no prior business dealings or consultations with Arthur Andersen LLP.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for its June 8, 1999, Annual Meeting of
Shareholders, which is to be filed with the S.E.C. pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Executive Officers

Information concerning executive officers is set forth in Item 1 of Part I of this report. Additional information concerning executive officers set forth in the Company's Proxy Statement for its June 8, 1999, Annual Meeting of Shareholders, which is to be filed with the S.E.C. pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for its June 8, 1999, Annual Meeting of
Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Shareholders" in the Company's Proxy Statement for its June 8, 1999, Annual Meeting of
Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for its June 8, 1999, Annual Meeting of Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

    (1)  Financial Statements

See the accompanying "Index to Consolidated Financial Statements" at page F-1, which lists the documents that are filed as a part of this report.

    (2)  Financial Statements Schedules

The Financial Statements for the year ended December 31, 1998, of Laguna Gold Company are filed as financial statement schedules to this Report.

    (3)  Exhibits

See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(b)  Reports on Form 8-K:
Since September 30, 1998, the Company has filed the following Periodic Reports on Form 8-K:

    Date of Report            Item(s) Reported

    November 11, 1998        "Other Events" - Options re-priced
    November 11, 1998        "Other Events" - 3rd Quarter Results
    December 4, 1998         "Other Events" - Borrowing Base Redetermination
    March 4, 1999            "Other Events" - Year-end Reserves
    March 9, 1999            "Other Events" - Drilling Results
    March 15, 1999           "Other Events" - 1998 Results

(c)  Exhibits:

See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(d)  Financial statements of 50-percent-or-less-owned persons:

The Financial Statements for the year ended December 31, 1998, of Laguna Gold Company are filed as financial statement schedules to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
x
               Mallon Resources Corporation

    Date:    April 7, 1999              By:    /s/ George O. Mallon, Jr.
                                            George O. Mallon, Jr.
                                            Principal Executive Officer

    Date:    April 7, 1999              By:    /s/ Alfonso R. Lopez
                                            Alfonso R. Lopez
                                            Principal Financial Officer
                                            Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Date:    April 7, 1999              By:     /s/ George O. Mallon, Jr.
                                            George O. Mallon, Jr.
                                            Director

    Date:    April 7, 1999              By:     /s/ Kevin M. Fitzgerald
                                            Kevin M. Fitzgerald
                                            Director

    Date:    April 7, 1999              By:     /s/ Roy K. Ross
                                            Roy K. Ross
                                            Director

    Date:    April 7, 1999              By:     /s/ Francis J. Reinhardt, Jr.
                                            Francis J. Reinhardt, Jr.
                                            Director

EXHIBIT INDEX
Exhibit Number

Document Description

Location
*3.01  Amended and Restated Articles of Incorporation of the Company  (1)
*3.02  Bylaws of the Company                                          (1)
*3.03  Statement of Designations--Series B Preferred Stock            (2)
*3.04  Shareholder Rights Agreement                                   (3)
*10.01 Bank One--Loan Agreement dated March 20, 1996                  (4)
*10.02 Equity Participation Plan, amended November 2, 1990            (5)
*10.03 Stock Compensation Plan for Outside Directors                  (6)
*10.04 1997 Equity Participation Plan                                 (7)
*10.05 Employment Contract of George O. Mallon, Jr.                   (8)
*10.06 Employment Contract of Kevin M. Fitzgerald                     (8)
*10.07 Employment Contract of Roy K. Ross                             (8)
*16.01 Letter re: Change in Certifying Accountant                     (9)
*21.01 Subsidiaries                                                  (10)
____________________________
* These exhibits were filed in previous filings with the S.E.C. identified below.
1. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-4 (S.E.C. File No. 33-23076) filed on
August 15, 1988.
2. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K filed on August 24, 1995.
3. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K filed on April 22, 1997.
4. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K filed on March 20, 1996.
5. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.
6. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-8 (S.E.C. File No. 33-39635) filed on
March 28, 1991.
7. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) definitive proxy statement for annual meeting of shareholders held June 6, 1997.
8. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K filed on April 22, 1997.
9. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K filed on August 11, 1997.
10. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.

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

    Mcf.  One thousand cubic feet.

    Mcfe. One thousand cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas (including natural gas liquids) to one Bbl of crude oil or condensate.

    MMBbl.  One million barrels of crude oil or other liquid hydrocarbons.

    MMBtu.  One million Btus.

    MMcf.  One million cubic feet.

    MMcfe.  One million cubic feet of natural gas equivalent.

    Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

    Pre-tax S.E.C.-10 Value or present value of estimated future net revenues. Estimated future net revenues discounted by a factor of 10% per annum, before income taxes and with no price or cost escalation or de-escalation, in accordance with guidelines promulgated by the S.E.C.

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

    S.E.C.  The United States Securities and Exchange Commission.

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

Consolidated Statements of Cash Flows                                   F-7

Notes to Consolidated Financial Statements                              F-9



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Mallon Resources Corporation:

We have audited the accompanying consolidated balance sheets of Mallon Resources Corporation (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado
April 5, 1999




                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Mallon Resources Corporation


In our opinion, the accompanying consolidated statements of operations and of cash flows for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of Mallon Resources Corporation and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mallon Resources Corporation for any period subsequent to December 31, 1996.




PRICEWATERHOUSECOOPERS LLP

March 18, 1997
Denver, Colorado




                        MALLON RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


ASSETS

                                                                                           December 31,
                                                                                           1998       1997
Current assets:
  Cash and cash equivalents                                                               $  1,733    $  6,741
  Accounts receivable:
    Oil and gas sales                                                                        1,076       1,464
    Joint interest participants, net of allowance of $43 and $8, respectively                  650       2,406
    Related parties                                                                             89          72
    Other                                                                                        -           7
  Inventories                                                                                  375         327
  Other                                                                                         32          46
         Total current assets                                                                3,955      11,063

Property and equipment:
  Oil and gas properties, full cost method                                                  93,624      63,148
  Natural gas processing plant                                                               8,275       2,760
  Other property and equipment                                                                 989         665
                                                                                           102,888      66,573
Less accumulated depreciation, depletion and amortization                                  (48,748)    (26,393)
                                                                                            54,140      40,180
Notes receivable-related parties                                                                89          18
Other, net                                                                                     268         165

Total Assets                                                                              $ 58,452    $ 51,426
                                                                                          ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                                  $  4,424    $  6,797
  Undistributed revenue                                                                        945         813
  Current portion of installment obligation, less unamortized discount of $22 in 1997            -         378
  Drilling advances                                                                              1         135
  Accrued taxes and expenses                                                                   148           4
  Deferred revenue                                                                             909           -
  Current portion of long-term debt                                                          1,310           -
  Current portion of lease obligation                                                            -       1,746
         Total current liabilities                                                           7,737       9,873

Long-term debt                                                                              27,183           1
Accrued expenses                                                                                39          39
         Total non-current liabilities                                                      27,222          40
Total liabilities                                                                           34,959       9,913

Commitments and contingencies (Note 5)

Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, liquidation preference and
  mandatory redemption of $1,352,000                                                         1,329       1,317

Shareholders' equity:
  Common Stock, $0.01 par value, 25,000,000 shares authorized, 7,021,065 and 6,995,264
    shares issued and outstanding, respectively                                                 70          70
  Additional paid-in capital                                                                74,103      73,937
  Accumulated deficit                                                                      (52,009)    (33,811)
         Total shareholders' equity                                                         22,164      40,196

Total Liabilities and Shareholders' Equity                                                $ 58,452    $ 51,426
                                                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                                 For the Years Ended
                                                                                 December 31,
                                                                                 1998        1997      1996
Revenues:
  Oil and gas sales                                                              $ 13,069    $ 8,582   $ 5,854
  Gain on sale of subsidiary stock                                                      -          -       329
  Interest and other                                                                  109         69       183
                                                                                   13,178      8,651     6,366

Costs and expenses:
  Oil and gas production                                                            5,273      3,037     2,249
  Mining project expenses                                                               -          -     1,014
  Depreciation, depletion and amortization                                          5,544      2,725     2,095
  Impairment of oil and gas properties                                             16,842         24       264
  Impairment of mining properties                                                       -        350         -
  General and administrative, net                                                   2,562      2,274     1,845
  Interest and other                                                                1,143        701       842
                                                                                   31,364      9,111     8,309

Minority interest in loss of consolidated subsidiary                                    -          -       266
Equity in loss of affiliate                                                             -     (3,244)        -
Loss before extraordinary item                                                    (18,186)    (3,704)   (1,677)
Extraordinary loss on early retirement of debt                                          -          -      (160)
Net loss                                                                          (18,186)    (3,704)   (1,837)
Dividends on preferred stock and accretion                                           (120)      (185)     (376)
Preferred stock conversion inducement                                                   -       (403)        -
Gain on redemption of preferred stock                                                   -          -     3,743

Net (loss) income attributable to common shareholders                            $(18,306)   $(4,292)  $ 1,530
                                                                                 ========    =======   =======

Basic loss per share:
  Loss attributable to common shareholders before extraordinary item             $  (2.61)   $ (0.92)  $ (0.82)
  Extraordinary loss                                                                    -          -     (0.06)

Net loss attributable to common shareholders                                     $  (2.61)   $ (0.92)  $ (0.88)
                                                                                 ========    =======   =======

Basic weighted average common shares outstanding                                    7,015      4,682     2,512
                                                                                 ========    =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                          MALLON RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share amounts)


                                     Series A                                    Additional
                                     Preferred Stock          Common Stock       Paid-In   Accumulated
                                     Shares        Amount     Shares     Amount  Capital   Deficit    Total
Balance, December 31, 1995            1,100,918    $ 5,730    1,950,226   $ 19  $38,965    $(32,954)  $ 11,760

  Employee stock options exercised            -          -       10,570      -        -           -          -
  Stock issued to directors                   -          -        2,016      -       12           -         12
  Stock issued to consultants                 -          -      121,750      2      792           -        794
  Employee stock options granted              -          -            -      -      306           -        306
  Issuance of common stock in
    public offering                           -          -    2,300,000     23   13,166           -     13,189
  Purchase of Series A preferred
    stock                            (1,100,918)    (5,730)           -      -    3,743           -     (1,987)
  Other                                       -          -            -      -       43           -         43
  Dividends on preferred stock                -          -            -      -     (320)          -       (320)
  Accretion of preferred stock                -          -            -      -        -         (56)       (56)
  Net loss                                    -          -            -      -        -      (1,837)    (1,837)
Balance, December 31, 1996                    -          -    4,384,562     44   56,707     (34,847)    21,904

  Employee stock options exercised            -          -        3,650      -        -           -          -
  Stock issued to directors                   -          -        1,305      -        6           -          6
  Employee stock options granted              -          -            -      -       82           -         82
  Issuance of common stock in
      public offering                         -          -    2,300,000     23   19,566           -     19,589
  De-consolidation of Laguna Gold
     Company                                  -          -            -      -   (4,808)      4,764        (44)
  Issuance of restricted common
     stock to officers                        -          -       25,000      -       62           -         62
  Issuance of common stock in
     exchange for Series B
     preferred stock                          -          -      280,747      3    2,483           -      2,486
  Dividends on preferred stock                -          -            -      -     (161)          -       (161)
  Accretion of preferred stock                -          -            -      -        -         (24)       (24)
  Net loss                                    -          -            -      -        -      (3,704)    (3,704)

Balance, December 31, 1997                    -          -    6,995,264     70   73,937     (33,811)    40,196

  Employee stock options granted              -          -            -      -      195           -        195
  Employee stock options exercised            -          -       13,657      -       12           -         12
  Stock issued to directors                   -          -          729      -        -           -          -
  Conversion of warrants                      -          -       11,415      -        -           -          -
  Issuance of restricted common stock
    to officers                               -          -            -      -       67           -         67
  Dividends on preferred stock                -          -            -      -     (108)          -       (108)
  Accretion of preferred stock                -          -            -      -        -         (12)       (12)
  Net loss                                    -          -            -      -        -     (18,186)   (18,186)

Balance, December 31, 1998                    -    $     -    7,021,065   $ 70  $74,103    $(52,009)  $ 22,164
                                      =========    =======    =========   ====  =======    ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                For the Years Ended
                                                                                December 31,
                                                                                1998       1997       1996
Cash flows from operating activities:
  Net loss                                                                      $(18,186)  $ (3,704)  $ (1,837)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation, depletion and amortization                                       5,544      2,725      2,095
    Impairment of mining properties                                                    -        350          -
    Impairment of oil and gas properties                                          16,842         24        264
    Minority interest in loss of consolidated subsidiary                               -          -       (266)
    Equity in loss of affiliate                                                        -      3,244          -
    Gain on sale of subsidiary stock                                                   -          -       (329)
    Stock compensation expense                                                       196        101        327
    Non-cash portion of extraordinary loss                                             -          -        160
    Amortization of discount on installment obligation                                22         22          -
    Write-off of notes receivable-related parties                                      -          -         46
    Provision for losses on accounts receivable                                       35          -          -
    Other                                                                              -         40          -
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                                        2,097     (1,098)    (1,443)
        Inventory and other current assets                                          (169)      (176)      (176)
      Increase (decrease) in:
        Trade accounts payable and undistributed revenue                          (2,240)     4,579        890
        Accrued taxes and expenses                                                   147        (36)        28
        Deferred revenue                                                             909          -          -
        Drilling advances                                                           (132)      (333)      (118)
Net cash provided by (used in) operating activities                                5,065      5,738       (359)

Cash flows from investing activities:
  Increase in short-term investments                                                   -          -     (2,786)
  Additions to property and equipment                                            (35,977)   (17,251)    (4,109)
  Proceeds from sale of property and equipment                                        40          -          -
  Proceeds from sale of subsidiary stock                                               -          -        372
  Purchase of subsidiary stock                                                         -        (55)         -
  Increase in notes receivable-related parties                                       (71)        (1)         -
  Other                                                                                -        (47)         -
Net cash used in investing activities                                            (36,008)   (17,354)    (6,523)

Cash flows from financing activities:
  Proceeds from long-term debt                                                    28,714      6,340     10,570
  Payments of long-term debt                                                        (222)    (9,608)   (17,301)
  Payment of installment obligation                                                 (400)      (377)         -
  Payment of lease obligations                                                    (2,061)       (76)       (23)
  Debt issue costs paid                                                                -          -        (83)
  Net proceeds from sale of common stock in public offering                            -     19,589     13,189
  Purchase of Series A preferred stock                                                 -          -     (1,987)
  Net proceeds from sale of subsidiary special warrants                                -          -      4,339
  Payment of preferred dividends                                                    (108)      (161)      (320)
  Redemption of preferred stock                                                        -       (121)         -
  Proceeds from stock option exercises                                                12          -          -
Net cash provided by financing activities                                         25,935     15,586      8,384

Net (decrease) increase in cash and cash equivalents                              (5,008)     3,970      1,502
Cash and cash equivalents, beginning of year                                       6,741      2,771      1,269

Cash and cash equivalents, end of year                                          $  1,733   $  6,741   $  2,771
                                                                                ========   ========   ========

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Continued)



                                                                                For the Years Ended
                                                                                December 31,
                                                                                1998       1997       1996
Supplemental cash flow information:
  Cash paid for interest                                                        $  1,066   $    659   $    837
                                                                                ========   ========   ========
  Non-cash transactions:
    Issuance of common stock in exchange for consultants' accounts payable      $      -   $      -   $    794
    Acquisition of equipment under lease obligations                                 315      1,785          -
    Acquisition of Red Rock Ventures, Inc. for subsidiary common stock
        and notes payable                                                              -          -      2,230
    Installment obligation (less unamortized discount) in exchange for property
        and equipment                                                                  -        733          -
    Reduction of note receivable from affiliate in exchange for mining properties      -        350          -





The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations:

Mallon Resources Corporation ("Mallon" or the "Company") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. Mallon operates its business and reports its operations as one business segment. The Company also has an interest in Laguna Gold Company ("Laguna"), a gold mining company whose operations are conducted in Costa Rica.

Principles of Consolidation:

The 1998 and 1997 consolidated financial statements include the accounts of Mallon Oil and all of its wholly-owned subsidiaries. For the year ended December 31, 1996, the consolidated financial statements also include the accounts of Laguna and all of its wholly-owned subsidiaries. Prior to December 1997, the Company owned approximately 56% of Laguna's common stock and included the accounts of Laguna in its consolidated financial statements. In December 1997, the Company reduced its investment in Laguna to approximately 46%. Therefore, the Company accounted for its investment in Laguna as of and for the years ended December 31, 1998 and 1997 using the equity method of accounting. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), a restatement of years prior to 1997 reflecting the de-consolidation of Laguna is not allowed. At December 31, 1998, the Company owned approximately 45% of Laguna. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments:

Cash and cash equivalents include investments that are readily convertible into cash and have an original maturity of three months or less. All short-term investments are held to maturity and are reported at cost.

Fair Value of Financial Instruments:

The Company's on-balance sheet financial instruments consist of cash, cash equivalents, accounts receivable, notes receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1998 and 1997, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount. The Company's off-balance sheet financial instruments consist of derivative instruments which are intended to manage commodity price and interest rate risks (see Notes 4 and 11).

Inventories:

Inventories, which consist of oil and gas lease and well equipment, are valued at the lower of average cost or estimated net realizable value.

Oil and Gas Properties:

Oil and gas properties are accounted for using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development are capitalized, including general and administrative expenses directly related to these activities. All such costs are accumulated in one cost center, the continental United States.

Proceeds on disposal of properties are ordinarily accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects (see Note 2).

Depletion is calculated using the units-of-production method based upon the ratio of current period production to estimated proved oil and gas reserves expressed in physical units, with oil and gas converted to a common unit of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas (see Note 2).

Estimated abandonment costs (including plugging, site restoration, and dismantlement expenditures) are accrued if such costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. At December 31, 1998 and 1997, in management's opinion, the estimated salvage values equaled or exceeded estimated abandonment costs.

Other Property and Equipment:

Other property and equipment is recorded at cost and depreciated over the estimated useful lives (generally three to seven years) using the straight-line method. Costs incurred relating to a natural gas processing plant are being depreciated over twenty-five years using the straight-line method. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

Impairment of Long-Lived Assets:

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" prescribes that an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted net cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted net cash flows.

Gas Balancing:

The Company uses the entitlements method of accounting for recording natural gas sales revenues. Under this method, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities while under-deliveries are recorded as receivables.

Concentration of Credit Risk:

As an operator of jointly owned oil and gas properties, the Company sells oil and gas production to numerous oil and gas purchasers and pays vendors for oil and gas services. The risk of non-payment by the purchaser is considered minimal and the Company does not generally obtain collateral for sales to them. Joint interest receivables are subject to collection under the terms of operating agreements which provide lien rights, and the Company considers the risk of loss likewise to be minimal.

The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk but does monitor the credit standing of counterparties.

Stock-Based Compensation:

As required, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied (see Note 9).

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

Hedging Activities:

The Company's use of derivative financial instruments is limited to management of commodity price and interest rate risks. Gains and losses on such transactions are accounted for as part of the transaction being hedged. If an instrument is settled early, any gains or losses are deferred and recognized as part of the transaction being hedged (see Notes 4 and 11).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.
133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but early adoption is permitted. SFAS No. 133 cannot be applied retroactively.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the first quarter of 1998. There are no components of comprehensive income which have been excluded from net income and, therefore no separate statement of comprehensive income has been presented.

Per Share Data:

In fourth quarter 1997, the Company adopted SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is intended to simplify the standard for computing earnings per share and requires the presentation of basic and diluted earnings per share on the face of the income statement, including a restatement of all prior periods presented. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Convertible Preferred Stock were converted to common stock. The adoption of SFAS 128 had no effect on the Company's prior period earnings per share data. The consolidated statement of operations for 1998, 1997 and 1996 reflect only basic earnings per share because the Company was in a loss position for all years presented and all common stock equivalents are anti-dilutive.

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

The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, the effects of competition and extensive environmental regulation, and many other factors, many of which are necessarily out of the Company's control. The nature of oil and gas drilling operations is such that the expenditure of substantial drilling and completion costs are required well in advance of the receipt of revenues from the production developed by the operations. Thus, it will require more than several quarters for the financial success of that strategy to be demonstrated. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered.

Reclassifications:

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1998.

NOTE 2. OIL AND GAS PROPERTIES

Under the full cost accounting rules of the Commission, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company made a charge in the fourth quarter of 1998 to write down its oil and gas properties by $16,842,000. In applying the "ceiling test," the Company used December 31, 1998 oil and gas prices of $10.03 per barrel of oil and $1.43 per Mcf of gas.

In January 1997, the Company acquired certain oil and gas properties for consideration of $1,300,000 in cash and conveyance of its interest in certain other oil and gas properties. Cash consideration of $500,000 was paid at closing in January 1997. Installment obligation payments of $400,000 were made on December 31, 1998 and 1997. The installment obligations included an imputed interest rate of 6%. There was no gain or loss relative to the conveyance of the interest in the oil and gas properties.

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

In June 1996, Laguna acquired Red Rock Ventures, Inc. ("Red Rock") for 2,000,000 shares of Laguna's common stock, valued at $1.00 per share, and Convertible Secured Promissory Notes in the aggregate principal amount of $230,000, for a total consideration of $2,230,000. The notes bear interest at 5% per annum. Principal and accrued interest are due December 31, 2000. The notes are convertible into shares of Laguna's common stock, at the holder's option. The note is collateralized by a general security agreement encumbering all of the assets of Laguna. Red Rock's sole asset at the time of the merger was a 10% interest in the Rio Chiquito gold project, in which Laguna held a 90% interest and now holds 100%. After the issuance of the 2,000,000 shares of Laguna's common stock to Red Rock, the Company's share of Laguna was reduced from 80% to 72%. The acquisition was accounted for as a purchase.

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

As discussed above, during the latter part of 1996 and throughout most of 1997, Mallon held approximately 56% of the common stock of Laguna. In fourth quarter 1997, in order to induce a new management team to join Laguna, Mallon contributed the following: (1) 2,450,000 shares of its Laguna common stock;
(2) options for three years to purchase from Mallon 1,000,000 shares of its Laguna common stock for a purchase price of $1.00 per share; and (3) a commitment to grant up to 975,000 of additional shares of its Laguna common stock upon the occurrence of certain events. For the year ended December 31, 1997, Laguna reflected $210,000 of stock compensation expense for the items discussed above. The Company reflected 100% of these items on its 1997 consolidated statement of operations ($170,000 is included as part of the equity in loss of affiliate and $40,000 is included in interest and other expense). After this transaction, Mallon held approximately 46% of Laguna's outstanding common stock. In March 1998, Laguna converted its note payable to Mallon (see below), and issued approximately 1,750,000 shares of Laguna common stock to Mallon. After this transaction, Mallon held approximately 49% of Laguna's outstanding common stock. Because Mallon impaired 100% of its investment in and advances to Laguna at December 31, 1997, the conversion of the note will have no future negative impact on Mallon's earnings, as discussed below.

As a result of reducing its ownership interest in Laguna, Mallon accounted for its investment in Laguna as of and for the years ended December 31, 1998 and 1997 using the equity method of accounting. Pursuant to the rules of the Commission, Mallon may not restate financial information prior to 1997 to reflect the use of the equity method. Accordingly, the Company's results for 1996 are consolidated with Laguna's.

In second quarter 1997, the Company reduced its note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to depressed gold prices, in fourth quarter 1997 the Company impaired this amount, which is reflected as "impairment of mining properties" on its 1997 consolidated statement of operations.

During 1998, the Company contributed 525,000 of its shares of Laguna common stock to Laguna's management team in partial satisfaction of its commitment to contribute up to 975,000 shares as discussed above. In addition, in July 1998, the Company contributed 500,000 shares of its Laguna common stock to the lead investor in Laguna's private placement of $6.5 million of 10% corporate notes due June 30, 2001. After these transactions, at December 31, 1998, the Company held approximately 45% of Laguna's outstanding common stock.

A summary of the results of operations and assets, liabilities and shareholders' equity of Laguna follows:

                                                  1998     1997       1996
                                                      (In thousands)
Results of operations:
   Revenues                                      $   237   $     91   $   130
   Net loss                                       (1,259)   (10,702)   (1,102)
Assets, liabilities and shareholders' equity (end of period):
   Current assets                                  4,232        485     2,942
   Other assets                                    3,624        999     9,394
      Total assets                                 7,856      1,484    12,336
   Current liabilities                               999         62       160
   Other liabilities                               6,086      2,167     2,410
   Shareholders' equity                              771       (745)    9,766

In March 1998, Laguna wrote down its mineral assets, effective December 31, 1997, by approximately $9,319,000, due to continued depressed gold prices. As a result, Mallon impaired 100% of its note receivable from Laguna totaling $1,919,000, including accrued interest. The Company's share of Laguna's 1997 net loss was in excess of the carrying value of its investment in and advances to Laguna by approximately $2,733,000. The Company's share of Laguna's 1997 losses, up to the carrying amount of its investment in and advances to Laguna, totaled $3,244,000 and is reflected as "equity in loss of affiliate" on the Company's 1997 consolidated statement of operations. The Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                           1998            1997
                                             (In thousands)
Revolving line of credit                   $ 22,060        $  1
Equipment loan                                6,283          --
Unsecured loan                                  150          --
                                             28,493           1
Less current portion                         (1,310)          -

         Total                             $ 27,183        $  1
                                           ========        ====

In March 1996, the Company established a $35,000,000 credit facility (the "Facility") with Bank One, Texas, N.A. (the "Bank"). The significant terms of the Facility, as it has been amended, are as follows:

- The Facility established two separate lines of credit: a primary revolving line of credit (the "Revolver") and an equipment loan commitment (the "Equipment Loan") of $6.5 million to be used to refinance existing equipment and finance the acquisition of new equipment.

- The borrowing base under the Revolver is subject to redetermination every six months, at May 1 and November 1, or at such other times as the Bank may determine.

- The interest rate on amounts drawn under the Revolver is, at the Company's election, either the Bank's base rate, or LIBOR plus a margin ranging from 1.125% to 1.875%, depending on the total Revolver balance outstanding. For the debt outstanding under the Revolver at December 31, 1998 and 1997, the rate was 7.20% and 9.25%, respectively. The interest rate on the Equipment Loan is LIBOR plus 2%. An interest rate swap for the Equipment Loan brings its effective rate to 7.88%, as discussed below.

- A monthly reduction in the commitment under the Revolver, subject to borrowing base redeterminations, may be required. However, debt service payments equal to the amount of the monthly reduction are not required unless the balance outstanding under the Facility exceeds the reduced commitment amount.

- Amounts drawn under the Equipment Loan converted to a 5-year term loan on October 30, 1998, with monthly payments of $108,333, plus interest, starting November 30, 1998.

- The Company must pay a fee of 0.375% per annum on the daily average of the unused amount of the borrowing base. If the borrowing base is increased, the Company will pay a fee of 0.25% per annum of the amount of such increase over the previously established borrowing base. The Company may voluntarily reduce the Revolver's borrowing base.

- The Facility is collateralized by substantially all of the Company's oil and gas properties.

- The Company is obligated to maintain certain financial and other covenants, including a minimum current ratio, minimum net equity and a debt service ratio. The Company is restricted with respect to additional debt, payment of cash dividends on common stock, loans or advances to others, certain investments, sale or discount of receivables, hedging transactions, sale of assets and transactions with affiliates.

-    The Facility expires on April 30, 2001.

Initial amounts drawn under the Revolver were used to retire the Company's prior line of credit and related accrued interest. The remaining $160,000 balance of unamortized loan origination fees on the prior line of credit was written off and is reflected as extraordinary loss on early retirement of debt for the year ended December 31, 1996.

Effective October 1998, the borrowing base was increased to $30,000,000 with no monthly reduction in the commitment under the Revolver. The outstanding balance under the Facility at December 31, 1998 was $22,060,000, resulting in available borrowings of $7,940,000. At December 31, 1998, the Company was not in compliance with the minimum net equity and debt service ratio covenants of the Facility. The Bank has agreed to waive the Company's non-compliance with both the minimum net equity and the debt service ratio covenants for the quarter ended December 31, 1998. Moreover, the Bank has agreed to waive any non-compliance with the debt service ratio that may occur during calendar year 1999 and to amend the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will meet it for all reporting periods in 1999.

Subsequent to December 31, 1998, in connection with the Bank's waiver of the Company's non-compliance with certain covenants mentioned above, the following provisions of the Revolver were amended:

- Beginning May 1, 1999, the borrowing base will be subject to redetermination quarterly, at February 1, May 1, August 1 and November 1 of each year, or at such other times as the Bank may determine.

- Effective March 31, 1999, the Company will pay a fee of 0.625% per annum on the daily average of the unused amount of the borrowing base. If the borrowing base is increased, the Company will pay a fee of 0.50% per annum of the amount of such increase over the previously established borrowing base.

- Effective March 31, 1999, the interest rate on amounts drawn under the Revolver is, at the Company's election, either the Bank's base rate plus 0.25% or LIBOR plus a margin ranging from 1.375% to 2.125%, depending on the total Revolver balance outstanding.

- In consideration of the waivers and amendments mentioned above, the Company will pay the Bank a fee of $25,000.

During 1998, the Company repaid $217,000 of the Equipment Loan.

Effective October 30, 1998, the Company entered into a 5-year interest rate swap agreement which will effectively fix the interest rate on the Equipment Loan at 7.88%. The notional amount of the interest rate swap is $6,500,000 and declines monthly by the amount of principal payments. During 1998, the Company included $8,000 of loss on this swap in interest expense. The fair value of the Company's interest rate swap agreement at December 31, 1998 was approximately ($114,000).

In July 1998, the Company negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for the Company's field office. The Company drew $155,000 on this loan during 1998. Principal and interest (at 8.5%) is payable quarterly beginning
October 1, 1998. The Company repaid $5,000 of this loan during 1998. In March 1999, the due date of the loan was extended from July 1999 to April 2002.

Outstanding debt at December 31, 1998 is payable as follows:

                          (In thousands)
1999                        $  1,315
2000                           1,315
2001                          23,480
2002                           1,300
2003                           1,083
Thereafter                         -

                            $ 28,493
                            ========

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company leases office space, vehicles and software under non-cancelable leases which expire in 2002. Rental expense is recognized on a straight-line basis over the terms of the leases. The total minimum rental commitments at December 31, 1998 are as follows:

                       (In thousands)
1999                      $ 281
2000                        267
2001                        217
2002                         23
2003                          -
Thereafter                    -

                          $ 788
                          =====

Rent expense was $170,000, $99,000 and $125,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Lease Obligations:

During 1997, the Company was the lessee of certain equipment under lease obligations expiring in 1998. Included in the natural gas processing plant at December 31, 1997 were $1,785,000 of assets under lease and related accumulated depreciation of $18,000. The equipment under lease was purchased in 1998.

Contingencies:

In December 1998, Del Mar Drilling Company, Inc. ("Plaintiff") filed a civil action against Mallon Oil. Plaintiff seeks damages for an alleged breach of contract in the amount of $348,100, plus interest, costs, and attorney's fees. The matter arises out of a contract for oil and gas drilling services performed by Plaintiff. The Company believes the Plaintiff's case is without merit, and intends to defend itself, vigorously. The final outcome of this matter cannot yet be predicted, however, management of the Company does not believe the final results of the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

In 1993, the Minerals Management Service ("MMS") commenced an audit of royalties payable on certain oil and gas properties in which the Company owns an interest. The operator of the properties contested certain deficiencies. In 1997, the Company purchased an additional interest in these properties and as part of the purchase agreement, agreed to take over the defense of the MMS claims and assume ultimate financial responsibility for the operator's share of this matter, up to a $100,000 limit. The audit is not complete and the Company is unable to estimate the amount of liability. However, management of the Company does not believe the final results of the audit will have a material adverse effect on the Company's financial position or results of operations.

NOTE 6. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 1994, the Company completed the private placement of 400,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a current adjusted conversion price of $10.30 per share. Proceeds from the placement were $3,774,000, net of stock issue costs of $226,000. In connection with the Series B Stock, dividends of $108,000, $161,000 and $320,000 were paid in 1998, 1997 and 1996, respectively.
Accretion of preferred stock issue costs was $12,000, $24,000 and $56,000 in 1998, 1997 and 1996, respectively.

Mandatory redemption of the Company's Series B Stock was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, is reflected on the statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders for preferred stock conversion inducement. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding and the Company has no further obligation to redeem any shares until April 2000. The Company will be required to redeem 55,200 shares in April 2000 and the remaining 80,000 shares in April 2001. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days.

NOTE 7. CAPITAL

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

Common Stock:

The Company has reserved approximately 131,262 shares, as adjusted, of common stock for issuance upon possible conversion of the remaining Series B Stock.

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

Warrants:

The Company has outstanding warrants to purchase an aggregate of 238,023 shares of common stock, as described below.

Warrants to purchase an aggregate of 78,023 shares of the Company's common stock at an adjusted exercise price of $8.01 per share were issued in June 1995 to the holders of Laguna's Series A Preferred Stock in connection with the private placement of that stock. The warrants expire June 30, 2000.

In October 1996, in connection with its offering of common stock, the Company issued warrants to purchase 160,000 shares of common stock to the managing underwriter, with an exercise price of $7.80 per share. In October 1998, the Trustee-in-Bankruptcy for the holder of 40,000 warrants sold them to several members of the Company's Board of Directors. On December 11, 1998, the exercise price of all of the outstanding warrants was reduced to $6.88 per share, the closing price of the Company's stock on that day. The repricing of the warrants was done in conjunction with the repricing of the Company's stock options as discussed in Note 9. The warrants expire on October 16, 2000.

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

NOTE 8. SHAREHOLDER RIGHTS PLAN

In April 1997, the Company's Board of Directors declared a dividend on its shares of common stock (the "Common Shares") of preferred share purchase rights (the "Rights") as part of a Shareholder Rights Plan (the "Plan"). The Plan is designed to insure that all shareholders of the Company receive fair value for their Common Shares in the event of a proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. At the present time, the Company knows of no proposed or threatened takeover, tender offer or other effort to gain control of the Company. Under the terms of the Plan, the Rights will be distributed as a dividend at the rate of one Right for each Common Share held. Shareholders will not actually receive certificates for the Rights, but the Rights will become part of each Common Share. All Rights expire on April 22, 2001.

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

NOTE 9. STOCK COMPENSATION

At December 31, 1998, the Company had two stock-based compensation plans. In addition, stock compensation information for 1996 includes Laguna's plan. As discussed in Note 3, the Company de-consolidated Laguna in the fourth quarter of 1997. Therefore, no stock compensation information is presented for 1998 or 1997 related to Laguna's plan. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated market value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period, with a corresponding increase in shareholders' equity. Compensation costs charged against income for all plans were $128,000, $38,000 and $327,000 for 1998, 1997 and 1996, respectively.

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

In June 1997, the shareholders approved the Mallon Resources Corporation 1997 Equity Participation Plan (the "1997 Plan") under which shares of common stock have been reserved to provide employees, consultants and directors of the Company with incentive compensation. The 1997 Plan is administered by a Committee of the Board of Directors who may, in its sole discretion, select the participants, and determine the number of shares of common stock to be subject to incentive stock options, non-qualified options, stock appreciation rights and other stock awards in accordance with the provisions of the 1997 Plan. The aggregate number of shares of common stock that may be issued under the 1997 Plan is equal to 11% of the number of outstanding shares of common stock from time to time. This authorization may be increased from time to time by approval of the Board of Directors and by the ratification of the shareholders of the Company. In 1998, the Committee approved the grant of 271,842 stock options at fair market value. In 1997, the Committee approved the grant of 501,850 stock options of which 481,850 were granted at fair market value and 20,000 were granted with an exercise price of $0.01 each.
The options vest over a period of up to five years and expire over a maximum of 10 years from the date of grant.

On December 11, 1998, the Company's Board of Directors reduced the exercise price of substantially all outstanding options to purchase shares of the Company's common stock to $6.88 per share, the closing price of the stock on that day. A total of 230,629 options with an original exercise price of $7.50 and 478,850 options with an original exercise price of $8.38 were repriced.

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

The following table summarizes activity with respect to the outstanding stock options under the 1988 Equity Plan, the 1997 Plan and the Laguna Equity Plan (for periods consolidated):

                                       Company             Laguna
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise             Exercise
                                       Shares    Price     Shares     Price
Outstanding at December 31, 1995       59,845    $0.04     1,620,000  $ 0.01
  Granted                              21,944     0.04       880,000    1.00
  Exercised                           (10,570)    0.04             -       -
  Forfeited                            (1,643)    0.04             -       -
Outstanding at December 31, 1996       69,576     0.04     2,500,000  $ 0.36
                                                           =========  ======
  Granted                             501,850     6.88
  Exercised                            (3,650)    0.04
  Forfeited                           (19,500)    0.04
Outstanding at December 31, 1997      548,276     6.06
  Granted                             282,784     6.36
  Exercised                           (13,657)    0.89
  Forfeited                                 -        -
Outstanding at December 31, 1998      817,403    $6.25
                                      =======    =====

Options exercisable:
  December 31, 1996                    45,326    $0.04     1,845,000  $ 0.35
                                      =======    =====     =========  ======
  December 31, 1997                   160,277    $5.89
                                      =======    =====
  December 31, 1998                   497,304    $6.16
                                      =======    =====

The weighted average remaining contractual life of the options outstanding under both the 1988 Equity Plan and 1997 Plan at December 31, 1998 is approximately 8.5 years.

In 1992, the Company granted to a consultant an option to purchase 12,500 of the Company's common shares at $26.00 per share, exercisable from November 1993 through October 1997. The options expired unexercised. In 1994, the Company granted this individual an additional option to purchase 6,250 shares at $16.00 per share, exercisable from January 1995 to December 1998. The option granted in 1994 expired in 1998 unexercised. These options were not part of either the 1988 Equity Plan or the 1997 Plan.

The Stock Compensation Plan for Outside Directors provides that the Company's outside directors will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company expensed $-0-, $6,000 and $12,000 for the years 1998, 1997 and 1996, respectively, in relation to the Stock Compensation Plan. In July 1997, the Company started compensating the outside directors in cash and discontinued the stock grants under this plan. In 1998, 10,942 stock options under this plan were issued to the outside directors at fair market value. All available awards under this plan have been granted.

In April 1997, the Company granted a total of 25,000 shares of restricted common stock to three of its officers as an inducement to continue in its employ. The fair market value of the shares at the date of grant will be charged ratably over the vesting period of three years. The Company charged $68,000 and $63,000 against income in 1998 and 1997, respectively, related to this grant. The grant of restricted stock is not a part of the Company's equity plans.

Had compensation expense for the Company's 1998, 1997 and 1996 grants of stock-based compensation been determined consistent with the fair value based method under SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, and the net loss per share attributable to common shareholders would approximate the pro forma amounts below:


                                    1998                    1997                       1996
                                    Reported   Pro Forma    As Reported   Pro Forma    As Reported   Pro Forma
Net loss                            $(18,186)  $(19,107)    $(3,704)      $(4,048)     $(1,837)      $(1,869)
Net income (loss) attributable to
  common shareholders (see Note 1)   (18,306)   (19,227)     (4,292)       (4,636)       1,530         1,498
Net loss per share attributable to
  common shareholders                  (2.61)     (2.74)      (0.92)        (0.99)       (0.88)        (0.89)


The fair value of each option is estimated as of the grant date, using the Black-Scholes option-pricing model, with the following assumptions:

                              1998             1997             1996
                              Company  Laguna  Company  Laguna  Company
Laguna
Risk-free interest rate        4.75%    N/A      6.0%    N/A      5.8%    6.5%
Expected life (in years)          4     N/A        4     N/A        4       4
Expected volatility            64.6%    N/A     59.0%    N/A     61.0%   76.0%
Expected dividends              0.0%    N/A      0.0%    N/A      0.0%    0.0%

Weighted average fair value
   of options granted         $3.59     N/A    $4.49     N/A    $1.66   $0.52

NOTE 10. BENEFIT PLANS

Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). The Company and its affiliates match contributions to the 401(k) Plan in an amount up to 25% of each employee's monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, at the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1998, 1997 and 1996, the Company made matching contributions of $28,000, $22,000 and $16,000, respectively. No discretionary contributions were made during any of the three years ended December 31, 1998.

The Company maintains a program which provides bonus compensation to employees from oil and gas revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1998, 1997 and 1996, a total of $130,000, $89,000 and $74,000, respectively, was distributed to employees.

NOTE 11. HEDGING ACTIVITIES

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

The following table indicates the Company's outstanding energy swaps at December 31, 1998:

                            Fixed               Market Price
Product  Production         Price   Duration    Reference
Gas      6,000 MMBtu/day    $2.06   1/99-2/99   El Paso Natural Gas (San Juan)
Gas    450,000 MMBtu/month  $2.02   1/00-12/00  El Paso Natural Gas (San Juan)

For the years ended December 31, 1998, 1997 and 1996, the Company's gains (losses) under its swap agreements were $481,000, $(615,000) and $(490,000), respectively, and are included in oil and gas sales in the Company's consolidated statements of operations. At December 31, 1998, the estimated net amount the Company would have received to terminate its outstanding energy swaps and basis swaps, described below, was approximately $141,000.

In addition, the Company has an energy swap agreement at December 31, 1998 which counteracts the agreement above for 6,000 MMBtu/day of gas for January and February 1999 whereby the Company must pay the counterparty if the fixed price of $1.785 exceeds the floating price (based on El Paso Natural Gas - San
Juan).

In December 1998, the Company terminated an energy swap entered into earlier in the year for 1999 production and received proceeds of $909,000, all of which is included in deferred revenue on the Company's December 31, 1998 balance sheet.

The Company also uses basis swaps in connection with energy swaps to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold. At December 31, 1998, there were two basis swaps in place, for a monthly volume of 450,000 MMBTU through December 1999.

NOTE 12. MAJOR CUSTOMERS

Sales to customers in excess of 10% of total revenues for the years ended December 31, 1998, 1997 and 1996 were:

                                            1998          1997         1996
                                                     (In thousands)
Customer A                                  $6,610        $    -       $    -
Customer B                                   2,155         1,887        1,750
Customer C                                       -         1,335        1,513

NOTE 13. INCOME TAXES

The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1998, 1997 or 1996.

Deferred tax assets (liabilities) are comprised of the following as of December 31, 1998 and 1997:

                                                          1998        1997
                                                            (In thousands)
Deferred Tax Assets:
  Net operating loss carryforward                         $  7,098    $10,096
  Oil, gas and other property basis differences              3,600          -
  Other                                                        171        172
         Total deferred tax assets                          10,869     10,268

Deferred Tax Liabilities:
  Oil, gas and other properties basis differences                -     (5,527)
  Net deferred tax assets                                   10,869      4,741
  Less valuation allowance                                 (10,869)    (4,741)

         Net deferred tax assets                          $      -    $     -
                                                          ========    =======

At December 31, 1998, for Federal income tax purposes, the Company had a net operating loss ("NOL") carryforward of approximately $19,000,000, which expires in varying amounts between 2001 and 2018.

NOTE 14. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information" in 1998. SFAS No. 131 changes the way the Company reports information about its operating segments. The Company's reportable business segments have been identified based on the differences in products provided. In 1998 and 1997, the Company has one reportable segment - oil and gas exploration and production. In 1996, the Company also had a gold mining segment which operated in Costa Rica. As discussed in Note 3, in 1997 the Company deconsolidated Laguna Gold Company and wrote-down its investment in Laguna to zero; therefore, information for Laguna is not included in the Company's consolidated financial statements for 1998 or 1997. Refer to Note 16 for information on the Company's oil and gas exploration and production activities for 1998 and 1997.

Summarized financial information for the Company's reportable segments for 1996 is shown below (in thousands):

1996                                  Oil and Gas   Mining   Corporate  Total
Revenues from external customers        $ 5,854   $     -    $  -      $ 5,854
Interest revenues                            44       130       -          174
Interest expense                            831         7       -          838
Depreciation, depletion and amortization  1,924        79       92       2,095
Impairment of oil and gas properties        264         -       -          264
Total assets                             28,781    12,356      263      41,400
Long-lived assets                        22,814     9,365      263      32,442

NOTE 15. RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 1998, 1997 and 1996, the Company paid legal fees of $-0-, $4,000 and $2,000, respectively, to a law firm of which a director of the Company is a senior partner.

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

In 1996, the Company paid an investment banking firm, in which a director is a partner, a commission and other expenses of $101,000 in connection with the Company's purchase of its Series A Stock.

NOTE 16. SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

Certain historical costs and operating information relating to the Company's oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               1998       1997       1996
                                                       (In thousands)
Capitalized Costs Relating to Oil and Gas Activities:
  Oil and gas properties (2)(4)                $ 93,624   $ 63,148   $ 46,175
  Natural gas processing plant                    8,275      2,760          -
  Accumulated depreciation, depletion and
    amortization                                (48,297)   (26,011)   (23,361)

                                               $ 53,602   $ 39,897   $ 22,814
                                               ========   ========   ========

Costs Incurred in Oil and Gas Producing Activities:
  Property acquisition costs                   $  1,459   $  1,847   $     60
  Exploration costs                               2,091        59(1)    264(1)
  Development costs:
    Gas plant processing                          5,497      2,760          -
    Pipeline                                      3,970          -          -
    Salt water disposal                           1,527          -          -
    Drilling                                     21,447     15,067      2,138
  Full cost pool credits                              -          -        (38)

                                               $ 35,991   $ 19,733   $  2,424
                                               ========   ========   ========

Results of Operations from Oil and Gas Producing Activities:
  Oil and gas sales                            $ 13,069   $  8,582   $  5,854
  Lease operating expense                        (5,273)    (3,037)    (2,249)
  Depletion and depreciation                     (5,443)    (2,625)    (1,924)
  Impairment of oil and gas properties          (16,842)       (24)      (264)

  Results of operations from oil and gas
    producing activities                       $(14,489)  $  2,896   $  1,417
                                               ========   ========   ========

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):

Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by independent consulting petroleum engineering firms for the years ended December 31, 1998, 1997 and 1996. All of the Company's reserves are located in the continental United States.

                                                            Oil         Gas
                                                           (MBbls)     (MMcf)
Proved Reserves
  Reserves, December 31, 1995                              1,813       19,921
    Extensions, discoveries and additions                     75          667
    Production                                              (174)      (1,286)
    Revisions                                                 (7)       4,983

  Reserves, December 31, 1996                              1,707       24,285
    Acquisitions of reserves in place                          -        3,968
    Extensions, discoveries and additions                    340       29,858
    Production                                              (196)      (2,350)
    Revisions                                               (470)      (5,889)

  Reserves, December 31, 1997                              1,381       49,872
    Acquisitions of reserves in place                         17        1,119
    Extensions, discoveries and additions                      7       43,510
    Production                                              (230)      (5,852)
    Revisions                                                 89       (4,488)

  Reserves, December 31, 1998                              1,264       84,161
                                                          ======       ======

  Pro forma reserves at December 31, 1996(3)               1,707       28,388
                                                          ======       ======

Proved Developed Reserves
  December 31, 1996                                        1,225       18,403
                                                          ======       ======

  December 31, 1997                                        1,110       24,709
                                                          ======       ======

  December 31, 1998                                          945       65,786
                                                          ======       ======

  Pro forma at December 31, 1996 (3)                       1,225       20,521
                                                          ======       ======

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (unaudited):

The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves, based on the standardized measure prescribed in SFAS No. 69, for the years ended December 31, 1998, 1997 and 1996:

                                                 1998       1997       1996
                                                     (In thousands)
Future cash in-flows                           $133,311   $119,335   $129,963
Future production and development costs         (61,477)   (40,008)   (46,374)
Future income taxes                                   -    (11,140)   (18,150)
Future net cash flows                            71,834     68,187     65,439
Discount at 10%                                 (28,495)   (27,022)   (29,428)
Standardized measure of discounted future net
   cash flows, end of year                     $ 43,339   $ 41,165   $ 36,011
                                               ========   ========   ========

Pro forma standardized measure of discounted
   future net cash flows, end of year(3)                             $ 38,320
                                                                     ========

Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences, operating loss carryforwards and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest. The Company's oil and gas hedging agreements at December 31, 1998 described in Note 11, do not have a material effect on the determination of future oil and gas sales.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996:

                                                      1998     1997      1996
                                                          (In thousands)
Standardized measure, beginning of year              $41,165  $36,011  $21,038
Net revisions to previous quantity estimates and other(3,159)   2,022    3,266
Extensions, discoveries, additions, and changes in
   timing of production, net of related costs         21,189   27,642    2,204
Purchase of reserves in place                            617    1,720        -
Net change in future development costs                   461     (793)     580
Sales of oil and gas produced, net of production costs(5,545)  (5,545)  (3,605)
Net change in prices and production costs            (22,643) (23,496)  20,487
Accretion of discount                                  4,529      341    2,029
Net change in income taxes                             6,725    3,263   (9,988)

Standardized measure, end of year                    $43,339  $41,165  $36,011
                                                     =======  =======  =======

Pro forma standardized measure, end of year(3)                         $38,320
                                                                       =======
        __________

(1)  Offshore Belize - all other items relate to U.S. operations.

(2) At December 31, 1998, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $16,842,000. Accordingly, the Company wrote-down its oil and gas properties at December 31, 1998. At December 31, 1997 and 1996, the net present value of the underlying reserves exceeded the net book value of the Company's oil and gas properties.

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

(4) Includes $1,828,000 of unevaluated property cost not being amortized at December 31, 1998, of which $855,000, $580,000 and $123,000 were incurred in
1998, 1997 and 1996, respectively. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within 5 years.

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

                     ** FINANCIAL STATEMENT SCHEDULE **

                             LAGUNA GOLD COMPANY

                              FINANCIAL SECTION
              Expressed in U.S. Dollars, unless otherwise stated.

                                                           PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                     2

CONSOLIDATED BALANCE SHEETS -
December 31, 1998 and 1997                                    4

CONSOLIDATED STATEMENTS OF OPERATIONS -
For the Years Ended December 31, 1998, 1997 and 1996          5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 1998, 1997 and 1996          6

CONSOLIDATED STATEMENTS OF CASH FLOWS  -
For the Years Ended December 31, 1998, 1997 and 1996          7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8




                           LAGUNA GOLD COMPANY
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Laguna Gold Company:

We have audited the accompanying consolidated balance sheets of Laguna Gold Company (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laguna Gold Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Denver, Colorado
March 12, 1999


                            LAGUNA GOLD COMPANY
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Laguna Gold Company


In our opinion, the accompanying consolidated statements of operations and of cash flows for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of Laguna Gold Company and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Laguna Gold Company for any period subsequent to December 31, 1996.


  /s/ PRICEWATERHOUSECOOPERS LLP

March 17, 1997
Denver, Colorado


                             LAGUNA GOLD COMPANY

                         CONSOLIDATED BALANCE SHEETS
                        At December 31, 1998 and 1997
     (In thousands of U.S. dollars, except share and per share amounts)
___________

                                                1998       1997
ASSETS
Current assets:
Cash and cash equivalents                      $  3,984   $    435
Notes receivable                                    200         --
Accounts receivable                                  31         19
Inventories                                          --         12
Other                                                17         19
Total current assets                              4,232        485

Mineral properties                                  416        254
Mining equipment                                    612        737
Construction in progress                          2,708         --
Less accumulated depreciation, depletion
and amortization                                   (139)        --
                                                  3,597        991

Other assets                                         27          8

Total Assets                                   $  7,856   $  1,484
                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities       $    999   $     62

Long-term liabilities:
Notes payable, net                                5,824      1,856
Other convertible notes payable                     230        230
Accrued interest                                     32         81
                                                  6,086      2,167

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Series A Convertible Preferred Stock,
$0.01 par value, 25,000 shares authorized,
no shares issued and outstanding                     --         --
Common Stock, $0.01 par value, 200,000,000
shares authorized; 27,329,703 and 25,000,000
shares issued and outstanding, respectively         273        250
Additional paid-in capital                       17,488     14,736
Accumulated deficit                             (16,990)   (15,731)
Total stockholders' equity (deficit)                771       (745)

Total Liabilities and Stockholders'
Equity (Deficit)                               $  7,856   $  1,484
                                               ========   ========

Approved on behalf of the Board:


Stephen R. Stine, Director    Roy K. Ross, Director

The accompanying notes are an integral part of these consolidated financial statements.

                            LAGUNA GOLD COMPANY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1998, 1997 and 1996
        (In thousands of U.S. dollars, except per share amounts)
_______________


                                       1998       1997       1996
Revenues:
Interest and other                   $   237    $     91    $  130

Costs and expenses:
Write down of mining assets               --       9,319        --
General and administrative               675         985       624
Exploration                              181         234       410
Depreciation and amortization            143         139        78
Interest and other                       497         116       120
                                       1,496      10,793     1,232

Net loss                             $(1,259)   $(10,702)  $(1,102)
                                     =======    ========   =======

Net loss per common share            $ (0.05)   $  (0.43)  $ (0.06)
                                     =======    ========   =======

Weighted average common shares
outstanding (000's)                   26,648      25,000    18,590
                                     =======    ========   =======




The accompanying notes are an integral part of these consolidated financial statements.


                            LAGUNA GOLD COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             (In thousands of U.S. dollars, except share amounts)


                                                                                    Total
                                                              Additional           Stockholder
                            Preferred Stock   Common Stock    Paid-in   Accumulated  Equity
                            Shares   Amount  Shares Amount    Capital   Deficit     (Deficit)
Balance, December 31, 1995       25,000  $ 1  10,000,000  $100  $ 8,219   $ (3,927)  $  4,393

1.44-for-one common stock
split                                --   --   4,400,000    44      (44)        --         --

Adjusted balance,
December 31, 1995                25,000    1  14,400,000   144    8,175     (3,927)     4,393

Capital contribution by Mallon
Resources Corporation                --   --          --    --      111         --        111
Stock option compensation expense    --   --          --    --       25         --         25
Sale of Special Warrants             --   --          --    --    4,339         --      4,339
Issuance of common stock             --   --   2,000,000    20    1,980         --      2,000
Conversion of Series A Preferred
Stock to common stock           (25,000)  (1)  3,600,000    36      (35)        --         --
Issuance of common stock for
Special Warrants                     --   --   5,000,000    50      (50)        --         --
Net loss                             --   --          --    --       --     (1,102)    (1,102)

Balance, December 31, 1996           --   --  25,000,000   250   14,545     (5,029)     9,766

Stock option compensation expense    --   --          --    --      191         --        191
Net loss                             --   --          --    --       --    (10,702)   (10,702)

Balance, December 31, 1997           --   --  25,000,000   250   14,736    (15,731)      (745)

Stock option compensation expense    --   --          --    --       39         --         39
Conversion of note payable due
Mallon Resources Corporation
to common stock                      --   --   1,744,703    17    1,902         --      1,919
Stock options exercised              --   --     585,000     6       --         --          6
Fair value of warrants issued
with corporate notes                 --   --          --    --      811         --        811
Net loss                             --   --          --    --       --     (1,259)    (1,259)

Balance, December 31, 1998           --  $--  27,329,703  $273  $17,488   $(16,990)   $   771
                                =======  ===  ==========  ====  =======   ========    =======





The accompanying notes are an integral part of these consolidated financial statements.

                             LAGUNA GOLD COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1998, 1997 and 1996
                          (In thousands of U.S. dollars)

                                                               1998       1997        1996
Cash flows from operating activities:
Net loss                                                       $ (1,259)  $(10,702)   $(1,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of mining assets                                          --      9,319         --
Depreciation and amortization                                       143        139         78
Amortization of debt discount                                       135         --         --
Loss (gain) on sale of assets                                        33        (12)        --
Loss on theft of assets                                               6         --         --
Allocated general and administrative expenses                        --         --        111
Stock option compensation expense                                    39        191         25
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable                                                 (12)        36        (49)
Notes receivable                                                   (200)        --         --
Inventories                                                          12          6         12
Other assets                                                        (17)        38        (25)
Increase (decrease) in:
Accounts payable and accrued liabilities                            612        (98)      (102)
Exploration advance                                                  --         --        (99)
Accrued interest                                                    338        108        110
Net cash used in operating activities                              (170)      (975)    (1,041)

Cash flows from investing activities:
Short-term investments                                               --      2,786     (2,786)
Construction in progress                                         (2,708)        --         --
Additions to property and equipment                                (182)    (1,439)    (1,635)
Proceeds from sale of assets                                        103         16         --
Net cash (used in) provided by investing activities              (2,787)     1,363     (4,421)

Cash flows from financing activities:
Proceeds from sale of special warrants                               --         --      4,339
Proceeds from exercise of common stock options                        6         --         --
Proceeds from private placement                                   6,500         --         --
Net cash provided by financing activities                         6,506         --      4,339

Net increase (decrease) in cash and cash equivalents              3,549        388     (1,123)

Cash and cash equivalents, beginning of year                        435         47      1,170

Cash and cash equivalents, end of year                         $  3,984   $    435    $    47
                                                               ========   ========    =======

Supplemental non-cash transactions:
Conversion of note payable to Mallon Resources
Corporation by issuance of common stock                        $  1,919   $     --    $    --
                                                               ========   ========    =======

Fair value of warrants issued with corporate notes             $811,000   $     --    $    --
                                                               ========   ========    =======

Sale of 1% net smelter return royalty by forgiveness of a portion of the principal amount of a convertible note payable and
accrued interest to Mallon Resources Corporation               $     --   $    350    $    --
                                                               ========   ========    =======

Acquisition of Red Rock Ventures, Inc. for common stock and
notes payable                                                  $     --   $     --    $ 2,230
                                                               ========   ========    =======

Capital contribution by Mallon Resources Corporation by
forgiveness of account payable                                 $     --   $     --    $   111
                                                               ========   ========    =======


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   ORGANIZATION
Laguna Gold Company (the "Company" or "Laguna") is a Denver based company engaged in the exploration for and development of precious mineral properties in Costa Rica and Panama. The Company was incorporated under the laws of the State of Colorado on October 15, 1980. In December 1988, the Company became a wholly-owned subsidiary of Mallon Resources Corporation ("Mallon"). At December 31, 1998, Mallon owned approximately 45% of the Company's outstanding common stock.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laguna Costa Rica Corp., a Colorado corporation, Corporacion de Minerales Mallon, S.A., a Costa Rica corporation, Industrial Platoro, S.A., a Costa Rica corporation, and Compania Minera Veta Charcones, a Costa Rica corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents:
Cash and cash equivalents include investments which are readily convertible into cash and have an original maturity of three months or less. Investments are held to maturity and are reported at the lower of cost or market.

Fair Value of Financial Instruments:
The Company's on-balance sheet financial instruments consist of cash and cash equivalents, notes receivable, accounts receivable and accounts payable and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1998 and 1997, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

Inventories:
Inventories, which consist of mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Property and Equipment:
The Company expenses general prospecting costs and exploration costs on unevaluated mining properties. When, based on management's evaluation of geological studies, resource and reserve reports (both Company and third party reports), metallurgical studies, environmental issues, estimated capital requirements, estimated mining and production costs, estimated commodity prices, and other matters, it appears likely that a mineral property can be economically developed, the costs incurred to acquire and develop such property, including costs to further delineate the ore body, are capitalized. When commercially profitable ore reserves are developed and operations commence, deferred costs will be amortized using the units-of-production method over the life of the mine. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are removed from the accounts in the year abandoned or sold and any gain or loss is recognized.

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

Stock-Based Compensation:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net loss and loss per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied. (See Note 11.)

Foreign Currency Translation:
Management has determined that the U.S. dollar is the functional currency for Costa Rican operations. Accordingly, the assets, liabilities and results of operations of the Costa Rica subsidiaries are measured in U.S. dollars. Transaction gains and losses are not material for any of the periods presented.

Per Share Data:
The Company adopted SFAS 128, "Earnings Per Share" beginning in the fourth quarter of 1997. All prior period earnings per share have been restated to conform to the provisions of the statement. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in all years presented because they were antidilutive as a result of the Company's net loss in those years.

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

New Accounting Pronouncements:
The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130 in the first quarter of 1998, and the adoption had no impact on the consolidated financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued and establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and was adopted in fiscal 1998. However, the Company currently has only one reportable segment.

Start-Up Costs:
American Institute of Certified Public Accounts Statement of Position 98-5 ("SOP 98-5") provides guidance on the financial reporting of start-up and organizations costs. SOP 98-5 broadly defines start-up activities and requires the costs of such start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and the initial application is reported as a cumulative effect of a change in accounting principles. The Company will adopt this policy January 1, 1999 and management does not expect the adoption of this will have a material cumulative effect on its consolidated financial statements.

Note 3.   PRIVATE PLACEMENT FINANCING
On July 7, 1998, the Company completed a private placement financing. The Company issued US$6.5 million of 10% corporate notes due June 30, 2001. Of the $6.5 million financing, $6.0 million was raised from related parties. Three directors participated in the private placement in the amount of $150,000 and a private company participated in the amount of $5.85 million.
In conjunction with the $5.85 million investment, Harry H. Stine, president and owner of Stine Seed Company, the private company investor, became a director of Laguna. The remaining $500,000 of the private placement came from an institutional fund. The corporate notes were issued with detachable warrants to purchase 11.05 million shares of Laguna common stock at an exercise price of US$0.04 during year 1 through year 4. The exercise price in year 5 is US$0.05. The proceeds from the private placement are being used to construct processing facilities at the Company's Rio Chiquito Mine and the Company anticipates starting commercial production of gold and silver in the second quarter of 1999.

The corporate notes totaling $6.5 million related to the private placement financing are reported in the consolidated financial statements net of the unamortized debt discount of approximately $676,000. The original discount of $811,000 at July 7, 1998 is a result of the relative fair value allocated to the 11,050,000 warrants attached to the corporate notes and 500,000 Laguna common shares awarded to the lead investor. The relative fair value associated with the warrants was computed using the Black-Scholes model and the value for the common shares awarded was based on the current share price on July 7,1998. No principal payments are due until June 30, 2001. The first interest payment of $650,000 is due June 30, 1999 and the remaining interest payments are due semi-annually on December 31 and June 30 in the amount of $325,000 each through June 30, 2001.

With the construction of the Rio Chiquito Mine almost complete and our cash position of US$4.0 million as of December 31, 1998, the Company anticipates having sufficient cash to meet all requirements through the critical start-up period. The Company's cash on hand is expected to service the upcoming debt interest payment ($650,000 due June 30, 1999) and cover all operating costs until revenue is generated from our precious metal sales in the beginning of June 1999. However, if gold prices decline further, the Company may need to initiate reductions in its workforce and other areas of costs to reduce future financial requirements.

Note 4.   WRITE-DOWN OF MINING ASSETS
The Company evaluates its long-lived assets for write-down when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset write-down is considered necessary. The related write-down is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the assets. Effective December 31, 1997, the Company's Board of Directors approved a write-down for a portion of its long-lived assets based upon an analysis completed in March 1998. The Company recognized a write-down of $8.8 million and $0.5 million affecting its mineral properties and mining equipment, respectively. The write-down was required primarily as a result of the sustained depressed gold price.

Note 5.   MINERAL PROPERTIES
The Company's principal precious metals property is the Rio Chiquito project located in Guanacaste Province, Costa Rica where the Company holds 18 exploration concessions and one exploitation concession covering 277 square kilometers. The Company believes that it has valid rights to the Rio Chiquito concessions, and that all necessary exploration work has been performed to retain title to the concessions. The Company owns 100% of the project.

Note 6.   CONSTRUCTION IN PROGRESS
Upon receiving financing in July 1998, the Company purchased property, equipment, materials and supplies. These costs, including labor, relate to the construction of the mine, crusher, heap leach pad, solution ponds, gold recovery plant and related facilities.

Note 7.   SHARE CAPITAL
The Company's authorized capital consists of 200,000,000 shares of $.01 par value common stock and 1,000,000 shares of preferred stock, par value $.01 per share, with designations, rights, preferences and limitations as may be determined by the Company's Board of Directors. In June 1995, the Company privately placed 25,000 shares of its Series A Convertible Preferred Stock for $2,400,000. The shares of Series A Convertible Preferred Stock were convertible into 3,600,000 shares of the Company's common stock and this conversion occurred automatically upon the Company's successful initial public offering in September 1996, as discussed below. Each share of Series A Convertible Preferred Stock included detachable warrants to purchase shares of Mallon's common stock at an adjusted exercise price of $8.04 per share. The warrants expire in June 2000.

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

Note 8.   INCOME TAXES
The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1998, 1997 and 1996.

Deferred tax assets consisted of the following as of December 31, 1998 and 1997 (In thousands of U.S. dollars):

                                                 1998       1997
Net operating loss carryforward                 $ 1,382    $ 1,070
Mining properties basis differences               5,057      4,903
                                                  6,439      5,973

Less valuation allowance                         (6,439)    (5,973)

                                                $    --    $    --
                                                =======    =======

At December 31, 1998, for U.S. Federal income tax purposes, the Company had a net operating loss ("NOL") carryforward of approximately $3,700,000, which expires in varying amounts between 2005 and 2018.

Note 9.  RELATED PARTY TRANSACTIONS
In June 1997, Mallon discontinued its allocation of G&A to the Company since Laguna was no longer sharing office space, expenses or employees. The G&A allocation from Mallon to the Company for 1997 was $58,000. During 1997, none of the G&A allocation was recorded as a capital contribution by Mallon. As of December 31, 1998 and 1997, approximately $1,227 and $10,000 were due from Mallon, respectively. As of December 31, 1998 and 1997, $908 and $1,700 were payable to Mallon, respectively. Subsequent to year end, the intercompany receivable and payable have been collected and paid, respectively.

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

Note 10.   COMMITMENTS AND CONTINGENCIES
In October 1996, the Company entered into a new lease for its corporate office. The lease expires in February 2002. The lease agreement provides for a base rent of $3,361 per month for the entire term of the lease and the payment of the Company's proportionate share of the real estate taxes and operating expenses. Future minimum lease payments are as follows (In thousands of U.S. dollars):

    Year        Amount
    1999        $ 44
    2000          41
    2001          40
    2002           7
    2003          --

                $132
                ====

For the year ended December 31, 1998, the Company's rent expense was $27,837, net of $14,724 received from Mallon on sublet of office. For the year ended December 31, 1997, the Company's rent expense was included in the general and administrative expense allocated from Mallon. In January 1998, the Company began subletting approximately one-third of the Company's office space to Mallon for a period of 12 months at a rate of $1,227 per month. The sublease rate is based on current office lease rates. Since January 1, 1999, the Company is continuing to sublet to Mallon on a month-to-month basis at the rate of $1,249 per month.

Under the terms of the Costa Rican Labor Code, the Company may be obligated to make certain payments in the event of the death or dismissal of Costa Rican employees. No estimate of this liability can be made at this time. It is the policy of the Company to expense any such payments as incurred.

The Company has future reclamation commitments related to its current mine operations. The Company is in the process of reclaiming areas where mining is completed. The Company will continue this practice throughout the mine life. When mining is completed, the Company will reclaim the remaining areas of the mine.

Note 11.   STOCK BASED COMPENSATION
Under the Laguna Gold Company Equity Participation Plan (the "Equity Plan"), shares of common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The number of shares reserved is 5,000,000 shares of common stock. The Equity Plan provides that stock options, stock bonuses and stock appreciation rights and other forms of stock-based compensation may be granted in accordance with the provisions of the Equity Plan. Effective January 1, 1995, options to purchase a total of 1,620,000 shares of the Company's common stock were granted to four officers of the Company, exercisable at a price of $0.01 per share. Of these options, 718,750 vested immediately. The remainder of the options vest over a period of up to four years. The maximum term for the options is ten years from the date of grant. The options vest in full if controlling interest in the Company or substantially all of its assets are sold, or if the Company is merged into another company, or if control of the Company's Board is obtained by a person or persons not expressly approved by a majority of the members of the Board. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation expense using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period. As of December 31, 1998, 585,000 options have been exercised. As a result of the options exercised during 1998, the number of common shares available under the Company's Equity Plan is reduced by 585,000 shares from 5,000,000 to 4,415,000.

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

In January 1998, under the Equity Plan, options to purchase 919,999 shares of the Company's common stock were granted to employees of the Company, exercisable at a price of $0.045 per share. Of these options, 246,667 vested immediately. The remainder of options vest at various times or upon the occurrence of various events. These grants were subject to stockholder ratification at the Company's June 1998 annual meeting, which was received in June 1998.

In March 1998, the Company's Board of Directors approved, subject to stockholder ratification at the Company's June 1998 annual meeting, an increase in the number of shares available for issuance under the Company's Equity Plan from 2.5 million shares to 5.0 million shares. In addition, the Board of Directors approved, subject to stockholder ratification, that the exercise price of all options held by current employees and directors of the Company be reduced to US$0.045 per share. The increase in the number of shares available for issuance under the Company's Equity Plan and the re-pricing of options received stockholder ratification in June 1998.

From July through December 1998, under the Equity Plan, options to purchase 330,000 shares of the Company's common stock were granted to employees of the Company, exercisable at a price of $0.03-$0.07 per share. Of these options, 80,000 vested immediately. The remainder of options vest over periods of up to two years.

In January and July 1998, 225,000 and 360,000, respectively, of common stock options were exercised by former officers of the Company at an exercise price of $0.01 per share.

Changes during 1998, 1997 and 1996 in options outstanding under the Equity Plan were as follows:

Option Price

                                             Shares    Per Share
                                             (000's)
Outstanding at December 31, 1995              1,620          $0.01
Granted                                         880          $1.00
Exercised                                        --             --
Forfeited                                        --             --

Outstanding at December 31, 1996              2,500    $0.01-$1.00
Granted                                         160           0.16
Exercised                                        --             --
Forfeited                                       225           0.01

Outstanding at December 31, 1997              2,435    $0.01-$1.00
Granted                                       1,249    $0.03-$0.07
Exercised                                       585          $0.01
Forfeited                                       317    $0.04-$0.06

Outstanding at December 31, 1998              2,782    $0.03-$1.00

Options exercisable:
December 31, 1996                             1,845    $0.01-$1.00
December 31, 1997                             2,203    $0.01-$1.00
December 31, 1998                             2,072    $0.01-$1.00

The weighted average remaining contractual life of the options under the Equity Plan is 8.35 years.

Had compensation expense for the Company's 1998, 1997 and 1996 grants of stock options been determined consistent with the fair value method under SFAS No. 123, the Company's net loss and loss per common share would approximate the pro forma amounts below (in thousands of U.S. dollars, except per share amounts):

                       1998              1997               1996
                       As        Pro     As        Pro      As        Pro
                       Reported  Forma   Reported  Forma    Reported  Forma
Net loss               $(1,259) $(1,312) $(10,702) $(10,752) $(1,102) $(1,399)
Net loss per common
Share                  $(0.05)  $(0.05)   $(0.43)   $(0.43)  $(0.06)  $(0.08)

The fair value of each option is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions.

                                                      1998     1997     1996
Risk-free interest rate                                5.12%    5.88%    6.50%
Expected life (in years)                                  4        4        4
Expected volatility                                  318.70%  133.28%   75.50%
Expected dividend yield                                0.00%    0.00%    0.00%
Weighted average fair value of
options granted                                       $0.04    $0.16    $0.52

In December 1997, Mallon granted to new management an option for three years to purchase from Mallon 1.0 million shares of Laguna common stock owned by Mallon ("Mallon's Laguna Common Stock") for a purchase price of US$1.00 per share (see below). The grant of the 1.0 million options to new management from Mallon is not reflected in the SFAS 123 disclosures above.

In December 1997, the Company engaged a new management team. Part of management's compensation package was stock compensation effective
December 30, 1997. The compensation package provided the following: (1) a grant of 2.4 million shares of Mallon's Laguna Common Stock; (2) a grant to new management of an option for three years to purchase from Mallon 1.0 million shares of Mallon's Laguna Common Stock for a purchase price of US$1.00 per share; and (3) a grant of 975,000 shares of Mallon's Laguna Common Stock to new management upon the occurrence of certain events. For the years ended December 31, 1998 and 1997, the Company's statement of operations reflects stock compensation expense of approximately $39,000 for Item 3 discussed above and approximately $210,000 for items (1) and (2) discussed above.

Note 12.   DIFFERENCE BETWEEN UNITED STATES AND CANADIAN
   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
The consolidated financial statements have been prepared with accounting principles generally accepted in the United States. Had the Company followed accounting principles generally accepted in Canada, there would not have been any significant effect on earnings or financial statement presentation.

Note 13.   SUBSEQUENT EVENTS
The Company's Import/Export Agreement allows the Company to import mining equipment and supplies free of import taxes and custom duties and to receive a 10% bonus on the export of precious metals precipitates revenues. In November 1998, the Company's Import/Export Agreement was unexpectedly canceled by the Costa Rican government. Subsequently, the Company appealed this action through the proper governmental agencies. During this period of dispute, all import taxes and custom duties associated with equipment and supplies imported (approximately $270,000) were required to be paid by the Company and held in escrow in a Costa Rican bank account. In February 1999, the appeal was resolved in favor of the Company with regard to exoneration of taxes on equipment and supplies imported. The Company voluntarily renounced the 10% bonus credit on gold and silver revenues in order to get the tax exoneration reinstated.

The value of the bonus credit given up is approximately $150,000. Subsequent to the favorable February 1999 resolution, the Company has collected approximately $222,000 of the $270,000 amount in escrow. The Company expects to collect the remaining $48,000 by the end of March 1999. The Import/Export Agreement with the Costa Rican government ends in September 1999. Presently, the Company is in the process of applying for a new agreement to replace the expiring Import/Export Agreement. The Company expects the new agreement to be in place by October 1999.