Form 10-Q
period 1999-03-31
MALLON RESOURCES CORP
filed 1999-05-17
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

            YES [X]                NO [  ]

As of April 30, 1999, 7,023,940 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

PART I -  FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                                 March 31,      December 31,
                                                                 1999           1998
                                                                (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                   $  1,436        $  1,733
    Accounts receivable:
        Oil and gas sales                                            955           1,076
        Joint interest participants, net of allowance of
           $43 and $43, respectively                                 532             650
        Related parties                                               87              89
        Other                                                          9              --
    Inventories                                                      379             375
    Other                                                            152              32
            Total current assets                                   3,550           3,955

Property and equipment:
    Oil and gas properties, full cost method                      96,101          93,624
    Natural gas processing plant                                   8,569           8,275
    Other property and equipment                                   1,013             989
                                                                 105,683         102,888
    Less accumulated depreciation, depletion and amortization    (50,045)        (48,748)
                                                                  55,638          54,140

Notes receivable-related parties                                      83              89

Other, net                                                           263             268

Total Assets                                                   $  59,534        $ 58,452
                                                               =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                     $   2,746        $  4,424
    Undistributed revenue                                            655             945
    Accrued taxes and expenses                                       221             149
    Deferred revenue                                                 682             909
    Current portion of long-term debt                              1,315           1,310
            Total current liabilities                              5,619           7,737

Long-term bank debt                                               31,233          27,183
Accrued expenses                                                      40              39
            Total non-current liabilities                         31,273          27,222

Total liabilities                                                 36,892          34,959

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $1,352,000                         1,332           1,329

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000 shares
        authorized; 7,023,940 and 7,021,065 shares issued
        and outstanding, respectively                                 70              70
    Additional paid-in capital                                    74,123          74,103
    Accumulated deficit                                          (52,883)        (52,009)
            Total shareholders' equity                            21,310          22,164

Total Liabilities and Shareholders' Equity                     $  59,534        $ 58,452
                                                               =========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                      For the Three Months
                                                                      Ended March 31,
                                                                      1999          1998
                                                                      (Unaudited)
Revenues:
    Oil and gas sales                                                 $  3,020      $  3,069
    Interest and other                                                      18            56
                                                                         3,038         3,125

Costs and expenses:
    Oil and gas production                                               1,345        1,163
    Depreciation, depletion and amortization                             1,306        1,153
    General and administrative                                             700          656
    Interest and other                                                     558          109
                                                                         3,909        3,081

Net (loss) income                                                         (871)          44

Dividends on preferred stock and accretion                                 (30)         (30)

Net (loss) income attributable to common shareholders                 $   (901)     $    14
                                                                      ========      =======

Basic:
    Net (loss) income per share attributable to common shareholders   $  (0.13)     $    --

    Weighted average common shares outstanding                           7,022        6,996

Diluted:
    Net (loss) income per share attributable to common shareholders   $  (0.13)     $    --

    Weighted average common shares outstanding                           7,022        7,088


The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                      For the Three Months
                                                                      Ended March 31,
                                                                      1999          1998
                                                                      (Unaudited)
Cash flows from operating activities:
    Net (loss) income                                                 $  (871)      $    44
    Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
        Depreciation, depletion and amortization                        1,306         1,153
        Amortization of discount on installment obligation                 --             6
        Stock compensation expense                                         41           115
        Changes in operating assets and liabilities:
            Decrease (increase) in:
                  Accounts receivable                                     232           363
                  Inventory and other assets                             (127)         (211)
            (Decrease) increase in:
                  Trade accounts payable and undistributed revenue     (1,968)        1,096
                   Accrued taxes and expenses                              68             6
                  Deferred revenue                                       (227)           --
                  Drilling advances                                        --           (94)
Net cash (used in) provided by operating activities                    (1,546)        2,478

Cash flows from investing activities:
    Additions to property and equipment                                (2,785)       (7,907)
    Other                                                                   6            --
Net cash used in investing activities                                  (2,779)       (7,907)

Cash flows from financing activities:
    Proceeds from long-term debt                                        4,380            --
    Payments of long-term debt                                           (325)           --
    Lease obligation payments                                              --           (50)
    Payment of preferred dividends                                        (27)          (27)
Net cash provided by (used in) financing activities                     4,028           (77)

Net decrease in cash and cash equivalents                                (297)       (5,506)

Cash and cash equivalents, beginning of period                          1,733         6,741

Cash and cash equivalents, end of period                              $ 1,436       $ 1,235
                                                                      =======       =======

Supplemental cash flow information:
    Cash paid for interest                                            $   480       $   110
                                                                      =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                ___________


Note 1.  GENERAL

    Mallon Resources Corporation ("the Company") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company operates its business and reports its operations as one business segment. The Company also has an interest in Laguna Gold Company ("Laguna"). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    At March 31, 1999, the Company owned approximately 45% of Laguna. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"), the Company's share of Laguna's net losses exceed the carrying value of its investment in and advances to Laguna. Accordingly, the Company no longer reflects its share of Laguna's net losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's current and future net losses not recognized.

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Form 10-K.

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1999.

Note 2. LONG-TERM BANK DEBT

    The Company has a revolving line of credit (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The Facility consists of two separate lines of credit: a primary revolving line of credit (the "Revolver") and a term loan commitment of $6.5 million (the "Equipment Loan"). The borrowing base under the Revolver is currently $30,000,000 and is under review. At
March 31, 1999, the amount outstanding under the Revolver was $26,440,000, leaving the amount available under the Revolver at $3,560,000. At March 31, 1999, the Company was not in compliance with the minimum net equity and debt service ratio covenants of the Facility. The Bank has agreed to waive any non-compliance with the debt service ratio that may occur during calendar year 1999, and to amend the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will meet it for all reporting periods in 1999.

    In connection with the Bank's waiver of the Company's non-compliance with certain covenants mentioned above, the following provisions of the Revolver are in the process of being amended:

- Beginning May 1, 1999, the borrowing base will be subject to redetermination quarterly, at February 1, May 1, August 1 and
November 1 of each year, or at such other times as the Bank may determine.

- Effective March 31, 1999, the Company will pay a fee of 0.625% per annum, up from 0.375%, on the daily average of the unused amount of the borrowing base. If the borrowing base is increased, the Company will pay a fee of 0.50% per annum, up from 0.25%, of the amount of such increase over the previously established borrowing base.

- Effective March 31, 1999, the interest rate on amounts drawn under the Revolver is, at the Company's election, either the Bank's base rate plus 0.25% or LIBOR plus a margin ranging from 1.375% to 2.125%, up from 1.125% to 1.875%, depending on the total Revolver balance outstanding.

- In consideration of the waivers and amendments mentioned above, the Company will pay the Bank a fee of $25,000.

    During first quarter 1999, the Company repaid $325,000 of the Equipment Loan.

Note 3. EARNINGS (LOSS) PER SHARE

    Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Convertible Preferred Stock were converted to common stock.

    The following table reconciles the net (loss) income and common shares outstanding used in the calculations of basic and diluted net (loss) income per share for the three months ended
March 31, 1999 and 1998, respectively.


                                              Three Months Ended March 31,
                                              1999                  1998
                                              Net    Common         Net       Common
(In thousands, except per share amounts)      Loss   Shares  EPS    Income    Shares     EPS
Net (loss) income                            $(871)                 $ 44

Dividends on preferred stock and accretion     (30)                  (30)

Basic (loss) income per share                 (901)  7,022   (.13)    14       6,996    $ --

Warrants                                        --      --     --     16

Stock options                                   --      --      --    76

Diluted (loss) income per share              $(901)  7,022   (.13)  $ 14       7,088    $ --


All options, warrants, and Series B Convertible Preferred Stock were excluded from the calculation for the first quarter of 1999 because they were antidilutive as a result of the Company's net loss for that period.

Options to purchase 479,000 shares of common stock and Series B
Convertible Preferred Stock convertible into 131,000 shares of common stock were excluded from the calculation for the first quarter of 1998 because they were antidilutive.

Note 4. HEDGING ACTIVITIES:

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

Note 5. OIL AND GAS PROPERTIES:

    Under the full cost accounting rules of the Securities and Exchange Commission, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter. However, if prices increase subsequent to quarter end, but before a quarter-end report is filed, the higher prices may be used. Using prices in effect at March 31, 1999 of $14.74 per barrel of oil and $1.23 per Mcf of gas, the Company's oil and gas properties exceeded the "ceiling" by approximately $8,239,000. However, subsequent to quarter-end, prices recovered to $17.60 per barrel of oil and $1.71 per Mcf of gas. Using the subsequent prices, the Company's oil and gas properties were under the ceiling by approximately $13,576,000; accordingly, no ceiling limitation write-down was required.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at March 31, 1999 and December 31, 1998, and results of operations and cash flows for the three months ended March 31, 1999 and 1998. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

The Company's first quarter 1999 oil and gas capital expenditures were $2.8 million and its net cash used by operations was $1.5 million. In addition, the Company repaid $325,000 in principal payments on the Equipment Loan during the quarter. These expenditures were funded primarily through borrowings under the Company's revolving line of credit (described below). The Company closed first quarter 1999 with a working capital deficit of $2.1 million and long-term debt of $31.2 million.

The Company is currently in the process of securing additional capital to enable it to continue its active drilling and development program through 1999. The Company is considering bank borrowings or the issuance of debt securities, or the sale of preferred stock or other equity securities. There is no assurance that the Company will be able to obtain the financing it seeks upon satisfactory terms.

In first quarter 1999, three successful wells were drilled, of which two exploratory wells were completed and one exploratory well is awaiting completion. In addition, the Company recompleted two wells. The Company currently has a $23.8 million capital budget for 1999, and plans to drill or recomplete more than 50 wells during the year. However, the Company's ability to execute its plans is dependent on its ability to obtain additional financing.

The borrowing base under the Revolver is subject to redetermination every quarter, or at such other times as the Bank may determine. The Revolver, which is secured by substantially all of the Company's oil and gas properties, expires April 1, 2001. The Revolver's current borrowing base of $30.0 million is under review. At March 31, 1999, borrowings under the Revolver were $26.4 million, leaving available additional borrowings of $3.6 million. As of May 11, 1999, the outstanding balance under the Revolver was $27.0 million, leaving available additional borrowings of $3.0 million. The Facility requires that the Company maintain certain financial and other covenants, including a minimum current ratio, a minimum net equity, and a debt service ratio. At March 31, 1999, the Company was not in compliance with the minimum net equity and the debt service ratio covenants. The Bank has agreed to waive any non-compliance with the debt service ratio that may occur during calendar year 1999, and to amend the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will meet it for all reporting periods in 1999.

                                                               Results of Operations
                                                               Three Months Ended March 31,
(In thousands, except per unit data)                           1999           1998
Operating Results from Oil and Gas Operations:
    Oil and gas sales                                          $3,020         $3,069
    Production tax and marketing expense                          445            479
    Lease operating expense                                       900            684
    Depletion                                                   1,211          1,100
    Depreciation                                                   67             30

Net Production:
    Oil (MBbl)                                                     47             68
    Natural gas (MMcf)                                          1,686          1,086
    MMcfe                                                       1,968          1,494

Average Sales Price Realized (1):
    Oil (per Bbl)                                              $11.53         $14.26
    Natural gas (per Mcf)                                        1.47           1.93
    Per Mcfe                                                     1.53           2.05

Average Cost Data (per Mcfe):
    Production tax and marketing expense                       $  .22         $  .32
    Lease operating expense                                       .46            .46
    Depletion                                                     .62            .74
    Depreciation                                                  .03            .02
_________________
(1)   Includes effects of hedging.

Three Months Ended March 31, 1999 Compared to March 31, 1998

Revenues. Total revenues for first quarter 1999 decreased 3% to $3,038,000 from $3,125,000 for first quarter 1998. Oil and gas sales for first quarter 1999 decreased 2% to $3,020,000 from $3,069,000 for first quarter 1998 primarily due to lower oil and gas prices realized. Oil production for first quarter 1999 decreased 31% to 47,000 barrels from 68,000 barrels for first quarter 1998 and gas production for first quarter 1999 increased 55% to 1,686,000 Mcf from 1,086,000 Mcf for first quarter 1998, due to the Company's successful drilling and recompletion program in 1998 and 1999. Lower oil and gas prices in first quarter 1999 offset the gain in gas production. Average oil prices per barrel for first quarter 1999 decreased 19% to $11.53 from $14.26 for first quarter 1998. Average gas prices per Mcf for first quarter 1999 decreased 24% to $1.47 from $1.93 for first quarter 1998.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 16% to $1,345,000 from $1,163,000 in 1998. The increase was primarily due to new wells drilled in 1998 and 1999. Total oil and gas production expenses per Mmcfe decreased $.10, or 13%, to $.68 for the 1999 quarter from $.78 for the 1998 quarter. Production tax and marketing expense per Mmcfe decreased 31% to $.22 from $.32 due to lower oil and gas prices in the 1998 quarter. Lease operating expense per Mmcfe remained the same at $.46 per Mmcfe in the 1999 quarter.

Depreciation, Depletion and Amortization. First quarter 1999 depreciation, depletion and amortization increased 13% to $1,306,000 from $1,153,000 in first quarter 1998 due to higher oil and gas production. Depletion per Mmcfe decreased 16% to $.62 from $.74, primarily due to the write-down of oil and gas properties of $16.4 million in fourth quarter 1998, pursuant to the rules of the Securities and Exchange Commission.

General and Administrative Expenses. Net general and administrative expenses for first quarter 1999 increased 7% to $700,000 from $656,000 in first quarter 1998 due to the hiring of additional personnel because of expanded operations.

Interest and Other Expenses. Interest and other expenses for first quarter 1999 increased 412% to $558,000 from $109,000 for first quarter 1998. The increase was primarily due to a higher outstanding debt balance in the 1999 quarter.

Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1999 and 1998, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax expense or benefit in the consolidated statements of operations for the first quarters of 1999 and 1998.

Net (Loss) Income. The Company had a net loss of $871,000 for first quarter 1999 compared to net income of $44,000 for first quarter 1998 as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its $1,352,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock in each of the quarters ended March 31, 1999 and 1998, and realized accretion of $3,000 in each period. Net loss attributable to common shareholders for the quarter ended
March 31, 1999 was $901,000 compared to net income attributable to common shareholders of $14,000 for the quarter ended March 31, 1998.

Hedging Activities

The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices. The Company recognized hedging gains of $196,000 and $79,000 in first quarter 1999 and 1998, respectively. These amounts are included in oil and gas sales in the Company's consolidated statements of operations.

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

To date, the Company has relied upon its internal staff to assess its Year 2000 readiness. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to exceed $50,000. Costs incurred through March 31, 1999 have been minimal.

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

The preceding information contains forward-looking statements, the realization of which cannot be assured. Actual results may differ significantly from those forecast. When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business generally (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, uncertainties relating to geologic models and evaluations, the effects of competition and extensive environmental regulation, and other factors, many of which are necessarily beyond the Company's control. These and other risk factors that affect the Company's business are discussed in the Company's 1998 Form 10-K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from those reported on the Company's 1998 Form 10-K.

PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

(a)    Exhibits:

       None.

(b)    Reports on Form 8-K:

During first quarter 1999, the Company filed three Periodic
Reports on Form 8-K dated:  March 4, 1999, March 9, 1999 and
March 15, 1999. Each Report related to an "Item 5. Other Events" matter.


                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MALLON RESOURCES CORPORATION
                            Registrant



Date:  May 14, 1999         By: /s/ Roy K. Ross
                                Roy K. Ross
                                Executive Vice President


Date:  May 14, 1999         By: /s/ Alfonso R. Lopez
                                Alfonso R. Lopez
                                Vice President, Finance/Treasurer