Form 10-Q
period 1999-06-30
MALLON RESOURCES CORP
filed 1999-08-13
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

          YES [X]                        NO [  ]

As of July 31, 1999, 7,031,940 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                        MALLON RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                  ASSETS


                                                                  June 30,      December 31,
                                                                    1999            1998
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                      $  1,150      $  1,733
    Accounts receivable:
        Oil and gas sales                                             1,107         1,076
        Joint interest participants, net of allowance of $43 and
            $43, respectively                                           511           650
        Related parties                                                  81            89
    Inventories                                                         386           375
    Other                                                               104            32
          Total current assets                                        3,339         3,955

Property and equipment:
    Oil and gas properties, full cost method                         97,153        93,624
    Natural gas processing plant                                      8,574         8,275
    Other property and equipment                                      1,042           989
                                                                    106,769       102,888
    Less accumulated depreciation, depletion and amortization       (51,085)      (48,748)
                                                                     55,684        54,140

Notes receivable-related parties                                         83            89

Other, net                                                              336           268

Total Assets                                                       $ 59,442      $ 58,452
                                                                   ========      ========


(Continued on following page)

The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    (In thousands, except share amounts)



                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  June 30,      December 31,
                                                                    1999            1998
                                                                 (Unaudited)
Current liabilities:
    Trade accounts payable                                        $  2,751       $  4,424
    Undistributed revenue                                              561            945
    Accrued taxes and expenses                                         312            149
    Deferred revenue                                                   455            909
    Current portion of long-term debt                                1,315          1,310
          Total current liabilities                                  5,394          7,737

Long-term debt                                                      31,804         27,183
Accrued expenses                                                        27             39
          Total non-current liabilities                             31,831         27,222

Total liabilities                                                   37,225         34,959

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $1,352,000                           1,335          1,329

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 7,031,940 and 7,021,065
        shares issued and outstanding, respectively                     70             70
    Additional paid in capital                                      74,170         74,103
    Accumulated deficit                                            (53,358)       (52,009)
          Total shareholders' equity                                20,882         22,164

Total Liabilities and Shareholders' Equity                        $ 59,442       $ 58,452
                                                                  ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)



                                                   For the Three Months    For the Six Months
                                                      Ended June 30,         Ended June 30,
                                                     1999        1998        1999      1998
Revenues:
    Oil and gas sales                              $ 2,913     $ 2,913     $ 5,933   $ 5,982
    Interest and other                                  27          14          45        70
                                                     2,940       2,927       5,978     6,052

Costs and expenses:
    Oil and gas production                           1,175       1,196       2,520     2,359
    Depreciation, depletion and amortization         1,051       1,181       2,357     2,334
    General and administrative                         582         533       1,282     1,189
    Interest and other                                 604         174       1,162       283
                                                     3,412       3,084       7,321     6,165
Net loss                                              (472)       (157)     (1,343)     (113)

Dividends on preferred stock and accretion             (30)        (30)        (60)      (60)

Net loss attributable to common shareholders       $  (502)    $  (187)    $(1,403)  $  (173)
                                                   =======     =======     =======   =======

Basic:
    Net loss attributable to common shareholders   $ (0.07)    $  (.03)    $ (0.20)  $ (0.02)
                                                   =======     =======     =======   =======


    Weighted average shares outstanding              7,025       7,010       7,024     7,004
                                                   =======     =======     =======   =======





The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                          For the Six Months
                                                                            Ended June 30,
                                                                            1999       1998
Cash flows from operating activities:
    Net loss                                                              $(1,343)   $  (113)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation, depletion and amortization                            2,357      2,334
        Stock compensation expense                                             55        142
        Amortization of discount on installment obligation                     --         11
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                           117        881
                Inventory and other assets                                   (170)      (189)
            Increase (decrease) in:
                Trade accounts payable and undistributed revenue           (2,071)       771
                Accrued taxes and expenses                                    160         28
                Deferred revenue                                             (455)        --
                Drilling advances                                              --       (119)
Net cash (used in) provided by operating activities                        (1,350)     3,746

Cash flows from investing activities:
    Additions to property and equipment                                    (3,866)   (16,908)
    Increase in notes receivable-related parties                                6         (1)
Net cash used in investing activities                                      (3,860)   (16,909)

Cash flows from financing activities:
    Proceeds from long-term debt                                            5,280      6,849
    Payments of long-term debt                                               (654)        --
    Lease obligation payments                                                  --        (97)
    Proceeds from sale of common stock                                         55         --
    Payment of preferred dividends                                            (54)       (54)
Net cash provided by financing activities                                   4,627      6,698

Net decrease in cash and cash equivalents                                    (583)    (6,465)

Cash and cash equivalents, beginning of period                              1,733      6,741

Cash and cash equivalents, end of period                                  $ 1,150    $   276
                                                                          =======    =======

Supplemental cash flow information:
    Cash paid for interest                                                $ 1,086    $    265
                                                                          =======    ========

    Non-cash transactions:
        Acquisition of equipment under lease obligations                  $    --    $    199
                                                                          =======    ========


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

    At June 30, 1999, the Company owned approximately 45% of Laguna. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"), the Company's share of Laguna's net losses exceeded the carrying value of its investment in and advances to Laguna. Accordingly, the Company no longer reflects its share of Laguna's net losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's current and future net losses not recognized.

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

Note 2. LONG-TERM BANK DEBT

    The Company has a revolving line of credit (the "Facility") with Bank One, Texas, N.A. (the "Bank'). The Facility consists of two separate lines of credit: a primary revolving line of credit (the "Revolver") and a term loan commitment of $6.5 million (the "Equipment Loan"). Effective May 1, 1999, the borrowing base under the Revolver was reduced from $30,000,000 to the current $28,000,000. At May 1, 1999, a borrowing base deficiency existed under the Facility. The Bank temporarily waived the borrowing base deficiency until the borrowing base is next redetermined. At August 13, 1999, the borrowing base is under review. At June 30, 1999, the amount outstanding under the Revolver was $27,340,000, leaving the amount available under the Revolver at $660,000.

    At June 30, 1999, the Company was not in compliance with the debt service ratio covenant of the Facility. Effective March 31, 1999, the Bank waived any non-compliance with the debt service ratio that may occur during calendar year 1999, and amended the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will be in compliance with the covenant for all reporting periods in 1999. At June 30, 1999, the Company was not in compliance with the current ratio covenant of the Facility. The Bank has waived any non-compliance with the current ratio covenant for the second quarter of 1999. The Company is currently holding discussions with a different lender regarding a new credit facility (see Note 5).

    In connection with the Bank's waiver of the Company's non-compliance with certain covenants mentioned above, the following provisions of the Revolver were amended:

-    The minimum net equity covenant was redefined.

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

- In consideration of the waivers and amendments mentioned above, the Company will pay the Bank fees of $55,000.

    During the first six months of 1999, the Company repaid
$650,000 of the Equipment Loan, leaving an outstanding balance of $5,633,000 at June 30, 1999.

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

    The consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents were anti-dilutive.

Note 4. HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The implementation of SFAS No. 133 has been deferred and is now effective for fiscal years beginning after June 15, 2000, but early adoption is permitted. SFAS No. 133 cannot be applied retroactively.

    The Company has not yet quantified the impact of adopting
SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS
No. 133 could increase volatility in earnings and other comprehensive income.

Note 5. SUBSEQUENT EVENT

    In July 1999, the Company executed a letter of intent with a potential new lender. The proposed credit agreement provides for a loan amount sufficient to repay the Company's current senior secured indebtedness and Equipment Loan and, together with cash flow from operations, to fund the Company's drilling program through 2000. Although the terms of the new credit agreement have not been finalized, the Company's management believes that the financing will be obtained upon satisfactory terms and expects to close the transaction before the end of third quarter 1999.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is intended to assist in understanding the Company's consolidated financial position at June 30, 1999 and December 31, 1998, results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The Company's Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

The Company's oil and gas capital expenditures for the first half of 1999 were $3.9 million and its net cash used by operations was $1.4 million. In addition, the Company repaid $650,000 in principal on the Equipment Loan during the six months. These expenditures were funded primarily through borrowings under the Company's revolving line of credit (described below). The Company closed the second quarter 1999 with a working capital deficit of $2.1 million and long-term debt of $31.8 million.

In the first half of 1999, three successful wells were drilled and completed. In addition, the Company recompleted three wells. The Company currently has an $8 million capital budget for the remainder of 1999, and plans to drill or recomplete approximately 24 wells during the remainder of the year. However, the Company's ability to execute its plans is dependent on its ability to obtain additional financing.

The borrowing base under the Revolver is subject to redetermination every quarter, or at such other times as the Bank may determine. The Revolver, which is secured by substantially all of the Company's oil and gas properties, expires April 1, 2001. Effective May 1, 1999, the borrowing base under the

Revolver was reduced from $30,000,000 to the current $28,000,000. At May 1, 1999, a borrowing base deficiency existed under the Facility. The Bank temporarily waived the borrowing base deficiency until the borrowing base is next redetermined. At August 13, 1999, the borrowing base is under review. At June 30, 1999, the amount outstanding under the Revolver was $27,340,000, leaving the amount available under the Revolver at $660,000.

At June 30, 1999, the Company was not in compliance with the debt service ratio covenant of the Facility. Effective March 31, 1999, the Bank waived any non-compliance with the debt service ratio that may occur during calendar year 1999, and amended the minimum net equity covenant in such a way that management believes that, based on its current projections, the Company will be in compliance with the covenant for all reporting periods in 1999. At June 30, 1999, the Company was not in compliance with the current ratio covenant of the Facility. The Bank has waived any non-compliance with the current ratio covenant for second quarter 1999. At August 13, 1999, borrowings under the Revolver were fully drawn.

In July 1999, the Company executed a letter of intent with a potential new lender. The proposed credit agreement provides for a loan amount sufficient to repay the Company's current senior secured indebtedness and Equipment Loan and, together with cash flow from operations, to fund the Company's drilling program through 2000. Although the terms of the new credit agreement have not been finalized, the Company's management believes that the financing will be obtained upon satisfactory terms and expects to close the transaction before the end of third quarter 1999.

                            Results of Operations


                                                   For the Three Months    For the Six Months
                                                      Ended June 30,         Ended June 30,
(In thousands, except per unit data)                 1999        1998        1999      1998
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                              $ 2,913     $ 2,913     $ 5,933   $ 5,982
    Production tax and marketing expense               411         427         856       906
    Lease operating expense                            764         769       1,664     1,453
    Depletion                                          941       1,124       2,152     2,224
    Depreciation                                        68          34         135        64

Net Production:
    Oil (MBbl)                                          44          61          91       129
    Natural gas (MMcf)                               1,303       1,160       2,989     2,246
    Mmcfe                                            1,567       1,526       3,535     3,020

Average Sales Price Realized (1):
    Oil (per Bbl)                                   $15.89      $13.21      $13.64    $13.77
    Natural gas (per Mcf)                             1.70        1.82        1.57      1.87
    Per Mcfe                                          1.86        1.91        1.68      1.98

Average Cost Data (per Mcfe):
    Production tax and marketing expense             $0.26       $0.28       $0.24     $0.30
    Lease operating expense                           0.49        0.50        0.47      0.48
    Depletion                                         0.60        0.74        0.61      0.74
    Depreciation                                      0.04        0.02        0.04      0.02
_________________
1) Includes effects of hedging.

Three and Six Months Ended June 30, 1999 Compared to June 30, 1998

Revenues. Total revenues increased slightly to $2,940,000 for the three months ended June 30, 1999 from $2,927,000 for the three months ended June 30, 1998 and decreased slightly to $5,978,000 for the six months ended June 30, 1999 from $6,052,000 for the six months ended June 30, 1998. Oil and gas sales stayed at $2,913,000 for the 1999 quarter compared to the 1998 quarter. Higher oil prices and higher gas production were offset by lower gas prices and lower oil production. In May 1999, the Company's gas wells in the San Juan Basin were shut-in for 15 days because of pipeline maintenance by a major natural gas pipeline company. Oil and gas sales decreased 1% to $5,933,000 for the six months ended June 30, 1999 from $5,982,000 for the six months ended
June 30, 1998, due to lower gas prices and oil production in the 1999 period. Average oil prices realized per barrel increased 20% to $15.89 in second quarter 1999 from $13.21 for second quarter 1998; however, average gas prices realized per Mcf decreased 7% to $1.70 in the 1999 quarter from $1.82 in the 1998 quarter. Average oil prices realized per barrel decreased 1% to $13.64 for the six months ended June 30, 1999, from $13.77 for the comparable 1998 period, and average gas prices realized per Mcf decreased 16% to $1.57 in the 1999 period from $1.87 for the six months ended June 30, 1998. Oil production decreased 28% to 44,000 barrels in the 1999 quarter from 61,000 barrels in the 1998 quarter and gas production increased 12% to 1,303,000 Mcf in
the 1999 quarter from 1,160,000 in the 1998 quarter.   Oil
production decreased 29%, to 91,000 barrels for the six months ended June 30, 1999 from 129,000 barrels for the six months ended June 30, 1998, and gas production increased 33% to 2,989,000 Mcf for the six months ended June 30, 1999 from 2,246,000 Mcf for the same period a year ago. The gas production increases are due to the Company's successful drilling program in 1998 and 1999.

Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, decreased 2% to $1,175,000 for the three months ended June 30, 1999 from $1,196,000 for the 1998 quarter, and increased 7% to $2,520,000 for the six months ended June 30, 1999 from $2,359,000 for the comparable 1998 period, due to new wells coming on line as a result of the 1998 and 1999 drilling programs. Per Mcfe, oil and gas production expense, including production tax and marketing expense, decreased $0.03, or 4%, to $0.75 for the 1999 quarter from $0.78 for the 1998 quarter. Production tax and marketing expense per Mcfe decreased $0.02, or 7%, for the 1999 quarter from the 1998 quarter because of lower gas prices. LOE per Mcfe decreased slightly to $0.49 in the 1999 quarter from $0.50 for the 1998 quarter. Oil and gas production expenses per Mcfe decreased $0.07, or 9%, to $0.71 for the six months ended June 30, 1999 from $0.78 for the six months ended June 30, 1998. Production tax and marketing expense decreased $0.06 per Mcfe, or 20%, during the six months ended June 30, 1999 as a result of lower oil and gas prices. LOE per Mcfe for the six months ended June 30, 1999 decreased slightly to $0.47 from $0.48 for the 1998 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended June 30, 1999 decreased 11% to $1,051,000 from $1,181,000 in the 1998 quarter, and increased 1% to $2,357,000 for the six months ended June 30, 1999 from $2,334,000 for the six months ended June 30, 1998. Depletion per Mcfe decreased 19% to $0.60 for the fiscal 1999 quarter from $0.74 for the fiscal 1998 quarter and decreased 18% to $0.61 for the six months ended June 30, 1999 from $0.74 for the six months ended June 30, 1998, primarily due to the write-down of oil and gas properties of $16.4 million in fourth quarter 1998, pursuant to the rules of the Securities and Exchange Commission.

General and Administrative Expenses. Net general and administrative expenses for the quarter ended June 30, 1999 increased 9% to $582,000 from $533,000 in the 1998 quarter, and increased 8% to $1,282,000 for the six months ended June 30, 1999 from $1,189,000 for the same period in 1998 due to the hiring of additional personnel because of expanded operations.

Interest and Other Expenses. Interest and other expenses for the quarter ended June 30, 1999 increased 247% to $604,000 from $174,000 for the 1998 quarter and increased 311% to $1,162,000 for the six months ended June 30, 1999 from $283,000 for the six months ended June 30, 1998. The increase was primarily due to a higher outstanding debt balance in the 1999 periods.

Income Taxes.  The Company incurred net operating losses
("NOLs") for U.S. Federal income tax purposes in 1999 and 1998, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998.

Net Loss. Net loss for the three months ended June 30, 1999 increased 201% to $472,000 from $157,000 for the three months ended June 30, 1998, and increased 1,088% to $1,343,000 for the six months ended June 30, 1999 from $113,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and realized accretion of $3,000 in each of the three month periods ended June 30, 1999 and 1998. The Company paid dividends of $54,000 and realized accretion of $6,000 during each of the six month periods ended June 30, 1999 and 1998. Net loss attributable to common shareholders for the three months ended June 30, 1999 increased 168% to $502,000 from $187,000 for the three months ended June 30, 1998, and increased 711% to $1,403,000 for the six months ended June 30, 1999 from $173,000 for the six months ended June 30, 1998.

                           Hedging Activities

The Company uses hedging instruments to manage commodity price risks. The Company has used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting the Company's financial interests from the volatility of oil and gas prices. The Company recognized hedging gains of $183,000 and $32,000 in second quarter 1999 and 1998, respectively, and recognized hedging gains of $379,000 and $112,000 in the first six months of 1999 and 1998, respectively. These amounts are included in oil and gas sales in the Company's consolidated statements of operations.

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

The Company has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. The Company has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of the Company's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the third quarter of 1999.

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

To date, the Company has relied upon its internal staff to assess its Year 2000 readiness. The costs associated with assessing the Company's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to exceed $50,000. Costs incurred through June 30, 1999 have been minimal.

The Company is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of the Company to third parties' failure to address their Year 2000 issues. While the Company has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting the Company is vulnerable to potential Year 2000 failure by these parties. These communications are expected to continue into the third quarter of 1999. At this time, the Company has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate significant vulnerability, development of contingency plans will be considered.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from those reported in the Company's 1998 Form 10-K.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     During second quarter 1999, the Company filed Periodic
Reports of Form 8-K dated May 14, 1999, June 10, 1999 and
July 19, 1999.  Each Report related to an "Item 5. Other
Events" matter.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MALLON RESOURCES CORPORATION
                                    Registrant


Date:  August 13, 1999              By:  /s/ Roy K. Ross
                                         Roy K. Ross
                                         Executive Vice President


Date:  August 13, 1999              By:  /s/ Alfonso R. Lopez
                                         Alfonso R. Lopez
                                         Vice President, Finance/
                                         Corporate Treasurer