Form 10-Q
period 1999-09-30
MALLON RESOURCES CORP
filed 1999-11-12
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                     Form 10-Q


(Mark One)
[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         for the quarterly period ended September 30, 1999.

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

                  YES [X]                     NO [  ]

As of October 31, 1999, 7,833,300 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                        MALLON RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                  ASSETS


                                                                             September 30,     December 31,
                                                                                 1999             1998
                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $  1,366          $  1,733
    Accounts receivable:
       Oil and gas sales                                                         1,253             1,076
       Joint interest participants, net of allowance of $43 and
          $43, respectively                                                        477               650
       Related parties                                                              60                89
    Inventories                                                                    378               375
    Other                                                                           67                32
          Total current assets                                                   3,601             3,955

Property and equipment:
    Oil and gas properties, full cost method                                    98,733            93,624
    Natural gas processing plant                                                 8,339             8,275
    Other equipment                                                              1,049               989
                                                                               108,121           102,888
    Less accumulated depreciation, depletion and amortization                  (52,186)          (48,748)
                                                                                55,935            54,140

Notes receivable-related parties                                                    83                89

Debt issuance costs                                                              1,985                --

Other, net                                                                         204               268

Total Assets                                                                  $ 61,808          $ 58,452
                                                                              ========          ========



(Continued on following page)



The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                     (In thousands, except share amounts)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,     December 31,
                                                                                 1999             1998
                                                                             (Unaudited)
Current liabilities:
    Trade accounts payable                                                    $  2,055          $  4,424
    Undistributed revenue                                                          705               945
    Accrued taxes and expenses                                                     144               149
    Deferred revenue                                                               227               909
    Current portion of long-term debt                                              409             1,310
          Total current liabilities                                              3,540             7,737

Long-term debt, net of unamortized discount of $3,300 and $-0-,
    respectively                                                                32,862            27,183
Accrued expenses                                                                    13                39
          Total non-current liabilities                                         32,875            27,222

Total liabilities                                                               36,415            34,959

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, liquidation preference and
    mandatory redemption of $1,352                                              1,338              1,329

Mandatorily Redeemable Common Stock, $0.01 par value, 420,000 shares authorized, issued and outstanding, mandatory
    redemption of $5,250                                                        3,334                 --

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 7,413,300 and 7,021,065
        shares issued and outstanding, respectively                                74                 70
    Additional paid in capital                                                 76,797             74,103
    Accumulated deficit                                                        (53,514)          (52,009)
    Notes receivable from shareholders                                          (2,636)               --
          Total shareholders' equity                                            20,721            22,164

Total Liabilities and Shareholders' Equity                                    $ 61,808          $ 58,452
                                                                              ========          ========




The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (Unaudited)


                                                                For the Three Months    For the Nine Months
                                                                Ended September 30,     Ended September 30,
                                                                  1999        1998        1999        1998
Revenues:
    Oil and gas sales                                           $ 3,519     $ 3,620     $ 9,452     $ 9,602
    Interest and other                                               41          16          86          86
                                                                  3,560       3,636       9,538       9,688

Costs and expenses:
    Oil and gas production                                        1,234       1,488       3,754       3,847
    Depreciation, depletion and amortization                      1,132       1,430       3,489       3,764
    General and administrative                                      500         613       1,782       1,802
    Interest and other                                              741         337       1,903         620
                                                                  3,607       3,868      10,928      10,033
Loss before extraordinary item                                      (47)       (232)     (1,390)       (345)

Extraordinary loss on early retirement of debt                     (105)         --        (105)         --

Net loss                                                           (152)       (232)     (1,495)       (345)

Dividends on preferred stock and accretion                          (30)        (30)        (90)        (90)

Net loss attributable to common shareholders                    $  (182)    $  (262)    $(1,585)    $  (435)
                                                                =======     =======     =======     =======

Basic loss per share:
    Loss attributable to common shareholders  before
        extraordinary item                                      $ (0.01)    $ (0.04)    $ (0.21)    $ (0.06)
    Extraordinary loss                                            (0.01)         --       (0.01)         --

Net loss attributable to common shareholders                    $ (0.02)    $ (0.04)    $ (0.22)    $ (0.06)
                                                                =======     =======     =======     =======

Basic weighted average common shares outstanding                  7,173       7,025       7,075       7,012
                                                                =======     =======     =======     =======










The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                        1999         1998
Cash flows from operating activities:
    Net loss                                                                          $ (1,495)    $   (345)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation, depletion and amortization                                         3,489        3,764
        Amortization of discount on long-term debt and installment obligation               34           17
        Accrued interest expense added to long-term debt                                   181           --
        Accrued interest income added to notes receivable from shareholders                (15)          --
        Extraordinary loss                                                                 105           --
        Stock compensation expense                                                          68          169
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                                         26        1,042
                Inventory and other assets                                                (113)        (155)
            Increase (decrease) in:
                Trade accounts payable and undistributed revenue                        (2,636)       1,185
                Accrued taxes and expenses                                                  (6)         117
                Drilling advances                                                           (1)        (122)
                Deferred revenue                                                          (682)          --
Net cash (used in) provided by operating activities                                     (1,045)       5,672

Cash flows from investing activities:
    Additions to property and equipment                                                 (5,213)     (26,717)
    Decrease (increase) in notes receivable-related parties                                  6           (1)
Net cash used in investing activities                                                   (5,207)     (26,718)

Cash flows from financing activities:
    Proceeds from long-term debt                                                        42,187       17,281
    Payments of long-term debt                                                         (34,291)          --
    Debt issue costs                                                                    (1,985)          --
    Lease obligation payments                                                               --       (2,061)
    Payment of preferred dividends                                                         (81)         (81)
    Proceeds from stock option exercises                                                    55           --
Net cash provided by financing activities                                                5,885       15,139

Net decrease in cash and cash equivalents                                                 (367)      (5,907)

Cash and cash equivalents, beginning of period                                           1,733        6,741

Cash and cash equivalents, end of period                                              $  1,366     $    834
                                                                                      ========     ========

Supplemental cash flow information:
    Cash paid for interest                                                            $  1,718     $    551
                                                                                      ========     ========

    Non-cash transactions:
        Acquisition of equipment under lease obligation                               $     --     $    315
                                                                                      ========     ========

        Sale of common stock in exchange for notes receivable                         $  2,621     $     --
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

                        MALLON RESOURCES CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                              ___________



Note 1.  GENERAL

    Mallon Resources Corporation (the "Company") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company, whose oil and gas operations are conducted primarily in the State of New Mexico. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

Note 2. NOTES PAYABLE AND LONG-TERM DEBT

    At September 30, 1999, long-term debt consisted of the following:

                                                               (In thousands)
Note payable to Aquila Energy Capital Corporation, due 2003       $ 30,928
Less:  Unamortized discount (effective rate of 13.7%)               (3,300)
                                                                    27,628
Lease obligation to Universal Compression, Inc.                      5,500
8.5% unsecured note payable to Bank One, Colorado, N.A., due 2002      143
                                                                    33,271
Less:  Current portion                                                (409)

                                                                   $32,862
                                                                   =======

    The Company had a revolving line of credit (the "Bank One Facility") with Bank One, Texas, N.A. ("the Bank"). The Bank One Facility consisted of two separate lines of credit: a primary revolving line of credit and a term loan commitment of $6.5 million (the "Equipment Loan").

    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. At September 30, 1999, the Company had drawn $30.9 million, including accrued interest, under the Aquila Credit Agreement, of which $28.0 million was used to retire the Bank One Facility. Unamortized loan origination fees of $105,000 related to the Bank One Facility are included in extraordinary loss on early retirement of debt on the Company's consolidated statement of operations for September 30, 1999. The remainder of the funds drawn under the Aquila Credit Agreement was used to pay transaction costs and $1.0 million of outstanding accounts payable. Additional funds will be advanced as the Company's development drilling program proceeds. Principal payments on the four-year loan will begin in November 1999 and are based on the Company's cash flow from operations, as defined, less advances for the Company's development drilling program. The Company's management does not anticipate making any principal payments for the next 18 months because it expects drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila Credit Agreement is secured by substantially all of the Company's oil and gas properties. Interest on the amounts outstanding under the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003.
As part of the transaction, the Company also entered into an Agency Agreement with Aquila under which the Company pays a marketing fee equal to 1% of the net proceeds from the sale of the Company's oil and gas production.

    In conjunction with the Aquila Credit Agreement, the Company also issued to Aquila 420,000 shares of the Company's common stock, which were recorded as Mandatorily Redeemable Common Stock in the accompanying consolidated balance sheet, based on the market value of the Company's common stock on the date of issuance. Aquila has a one-time right to require the Company to purchase the 420,000 shares at $12.50 per share during the 30-day period beginning September 9, 2003. In October 1999, the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to 4,000,000 shares of common stock (see Note 7). Aquila, which may be a selling shareholder in the Company's proposed equity offering, has agreed to waive its put right with respect to shares it sells in conjunction with the Company's equity offering in exchange for a payment from the Company of $1.00 per share.

    Under the Aquila Credit Agreement, the Company is required to maintain price hedging arrangements in place with respect to up to 65% of its oil and gas production. Accordingly, in September 1999, the Company entered into agreements to hedge a total of 300,000 barrels of oil related to production for 2000-2004 at fixed prices ranging from $17.40-$22.35 per barrel and to hedge a total of 4,488,000 MMBtus of gas related to production for 2001-2004 at a fixed price of $2.55 per MMBtu. In addition, the Company entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,488,000 MMBtu for 2001-2004.

    In September 1999, the Company also entered into a sale-leaseback agreement with Universal Compression, Inc. to refinance and retire the Equipment Loan under the Bank One Facility. The Company also terminated its interest rate swap agreement related to the Equipment Loan in September 1999 for a gain of $3,500. The sale-leaseback was recorded as a financing under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases." The $5.5 million obligation has a five-year term with monthly payments beginning in September 1999. The obligation bears interest at an imputed interest rate of 12.8%. During 1999, prior to the retirement of the Equipment Loan, the Company made principal payments of $758,000.

Note 3. EARNINGS (LOSS) PER SHARE

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

    The consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents were anti-dilutive.

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

Note 5. STOCK OWNERSHIP ENCOURAGEMENT PROGRAM

    In July 1999, the Company adopted a Stock Ownership Encouragement Program to encourage holders of options to exercise their rights to purchase shares of the Company's common stock. Under the program, the Company may lend option holders the funds necessary to exercise their options. Funds advanced are immediately paid to the Company in connection with the exercise of the options. As a result, the Company incurs no cash outlay. Loans made under the program must be approved by the Board of Directors or by its Compensation Committee, and are represented by secured, interest-bearing, full recourse promissory notes from the participants.

    In September 1999, certain officers of the Company exercised options to purchase 381,360 shares of common stock at an exercise price of $6.88 per share, and borrowed funds from the Company to do so. The notes bear interest at 7%, which is due along with the principal in August 2002. The notes and accrued interest have been reflected as a reduction of shareholder's equity in the accompanying consolidated balance sheet.

Note 6. WARRANTS

    In July 1999, the Company entered into a financial consulting services contract with Bear Ridge Capital LLC. Under the contract, Bear Ridge Capital is paid a monthly retainer and was issued warrants to purchase an aggregate of 40,000 shares of the Company's common stock at a per share exercise price of $0.01. Warrants covering 10,000 shares vest on July 1, 2001. The remaining warrants do not vest except in the event of certain corporate transactions. The warrants expire December 31, 2004. Bear Ridge Capital is wholly-owned by one of the Company's directors.

    In October 1999, the Company extended the expiration date of warrants to purchase 160,000 shares of its common stock from October 16, 2000 to December 31, 2002. As a result of the extension, the Company will record approximately $217,000 of compensation expense in fourth quarter 1999.

Note 7. SUBSEQUENT EVENT

    In October 1999, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of up to 4,000,000 shares of common stock and up to 663,000 additional shares should the underwriters exercise their over-allotment option. In addition, the registration statement covers the sale of 420,000 shares of the Company's common stock by a selling shareholder. The registration statement has not yet become effective. If consummated, the net proceeds from the offering would be used to fund the Company's drilling activities and the construction of an approximately 50-mile long natural gas gathering line. There is no assurance that the public offering will be consummated.

Item 2.  Management's Discussion and Analysis of Financial Condition and

Results of Operations

    The following discussion is intended to assist in understanding our historical consolidated financial position at September 30, 1999 and December 31, 1998, results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999. Our historical Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

                                 Overview

    Our revenues, profitability and future rate of growth will be substantially dependent upon our drilling success in the San Juan and Delaware Basins, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and oil and gas prices can be
expected to continue to be subject to wide fluctuations in the future.   A
substantial or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that we may economically produce.

                       Liquidity and Capital Resources

    Our operations are capital intensive. Historically, our principal sources of capital have been cash flow from operations, a revolving line of credit and proceeds from sales of common and preferred stock. Our principal uses of capital have been for the acquisition, exploration and development of oil and gas properties and related facilities.

    During the first nine months of 1999, we drilled and completed 5 wells successfully and recompleted 5 wells. We currently have an $8.2 million capital budget for the remainder of 1999, and plan to drill or recomplete approximately 19 wells during the remainder of the year. Between September 30 and November 10, 1999, we drilled or recompleted 8 wells.

    In September 1999, we established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60 million as new reserves are added through our planned development drilling program. At September 30, 1999, we had drawn $30.9 million, including accrued interest, under the Aquila Credit Agreement, of which $28.0 million was used to retire our Bank One Facility. The remainder was used to pay transaction costs and $1.0 million of outstanding accounts payable. Additional funds will be advanced as our drilling program proceeds. Principal payments on the four-year loan will begin in November 1999 and are based on our cash flow from operations, as defined, less advances for our drilling program. We do not anticipate making any principal payments for the next 18 months because we expect drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila Credit Agreement is secured by substantially all of our oil and gas properties. Interest on the outstanding balances under the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, we also entered into a four-year Agency Agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds from the sale of all of our oil and gas production. In conjunction with the Aquila Credit Agreement, we also issued to Aquila 420,000 shares of common stock. Aquila has a one-time right to require us to purchase 420,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003. In October 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of up to 4.0 million shares of common stock. Aquila, which may be a selling shareholder in our proposed equity offering, has agreed to waive this put right with respect to such shares sold by it in conjunction with our equity offering in exchange for a payment from us equal to $1.00 per share.

    In September 1999, we also entered into a five-year, $5.5 million Master Rental Contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay the loan from Bank One, Texas, N.A. that was secured by the plant. The Master Rental Contract bears interest at an imputed rate of 12.8%. Payments under the Master Rental Contract commenced in September 1999.

    Under the mandatory redemption feature of our Series B Mandatorily Redeemable Convertible Preferred Stock we will be required to redeem 55,200 shares in April 2000, and the remaining 80,000 shares in April 2001. The mandatory redemption price is $10.00 per share, plus any accrued but unpaid dividends. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price, as adjusted, is currently $10.30.

    In October 1999, we filed a registration statement with the Securities and Exchange Commission for a public offering of up to 4,000,000 shares of common stock and up to 663,000 additional shares should the underwriters exercise their over-allotment option. In addition, the registration statement covers the sale of 420,000 shares of our common stock by a selling shareholder. The registration statement has not yet become effective. If consummated, the net proceeds from the offering would be used to fund our drilling activities and the construction of an approximately 50-mile long natural gas gathering line. There is no assurance that the public offering will be consummated. If the offering is not consummated, we will not expand or accelerate our current drilling and recompletion program until we evaluate other sources of capital.

                            Results of Operations


                                                                 For the Three Months    For the Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                                   1999        1998        1999       1998
                                                                 (In thousands, except per unit data)
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                                            $3,519      $3,620      $9,452      $9,602
    Production tax and marketing expense                            474         508       1,330       1,414
    Lease operating expense                                         760         980       2,424       2,433
    Depletion                                                     1,006       1,387       3,158       3,611
    Depreciation                                                     68          16         203          80

Net Production:
    Oil (MBbl)                                                       39          51         130         180
    Natural gas (MMcf)                                            1,388       1,810       4,377       4,056
    Mmcfe                                                         1,622       2,116       5,157       5,136

Average Sales Price Realized: (1)
    Oil (per Bbl)                                                $20.18      $12.69      $15.60      $13.46
    Natural gas (per Mcf)                                          1.97        1.64        1.70        1.77
    Per Mcfe                                                       2.17        1.71        1.83        1.87

Average Cost Data (per Mcfe):
    Production tax and marketing expense                          $0.29       $0.24       $0.26       $0.28
    Lease operating expense                                        0.47        0.46        0.47        0.47
    Depletion                                                      0.62        0.66        0.61        0.70
    Depreciation                                                   0.04        0.01        0.04        0.02
        _________________

1) Includes effects of hedging.

Three and Nine Months Ended September 30, 1999 Compared to September 30, 1998

    Revenues. Total revenues decreased 2% to $3,560,000 for the three months ended September 30, 1999 from $3,636,000 for the three months ended
September 30, 1998 and decreased 2% to $9,538,000 for the nine months ended September 30, 1999 from $9,688,000 for the nine months ended September 30, 1998. Oil and gas sales decreased 3% to $3,519,000 for the 1999 quarter from $3,620,000 for the 1998 quarter due primarily to lower oil and gas production in the 1999 quarter. Oil and gas sales decreased 2% to $9,452,000 for the nine months ended September 30, 1999 from $9,602,000 for the nine months ended September 30, 1998, due to lower oil production and lower gas prices in the 1999 period. Average oil prices realized per barrel increased 59% to $20.18 in the fiscal 1999 quarter, from $12.69 in the fiscal 1998 quarter; and average gas prices realized per Mcf increased 20% to $1.97 in the 1999 quarter from $1.64 in the 1998 quarter. Average oil prices realized per barrel increased 16% to $15.60 for the nine months ended September 30, 1999, from $13.46 for the comparable 1998 period, and average gas prices realized per Mcf decreased 4% to $1.70 in the 1999 period from $1.77 for the nine months ended September 30, 1998. Oil production decreased 24% to 39,000 barrels in the 1999 quarter from 51,000 barrels in the 1998 quarter and gas production decreased 23% to 1,388,000 Mcf in the 1999 quarter from 1,810,000 Mcf in the 1998 quarter. Oil production decreased 28% to 130,000 barrels for the nine months ended September 30, 1999 from 180,000 barrels for the nine months ended
September 30, 1998; and gas production increased 8% to 4,377,000 Mcf for the nine months ended September 30, 1999 from 4,056,000 Mcf for the same period a year ago.

    Production for third quarter 1999 was down from third quarter 1998's production because our 1999 drilling and recompletion program in the San Juan Basin East Blanco Field was delayed pending the receipt of additional financing in September 1999. During the nine months ended September 30, 1999, we devoted our limited capital to the drilling of six evaluation wells on a largely undrilled 39,360 acre extension to our East Blanco acreage. Although five of these wells were successful, only one of them is close enough to our gathering system to have been placed on production. The remaining wells will be hooked up as our development work progresses onto the extension acreage. Our East Blanco Field, where we are focusing our drilling and development, produces only natural gas.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, decreased 17% to $1,234,000 for the three months ended September 30, 1999 from $1,488,000 for the 1998 quarter, and decreased 2% to $3,754,000 for the nine months ended
September 30, 1999 from $3,847,000 for the comparable 1998 period. Per Mcfe, oil and gas production expense, including production tax and marketing expense, increased $0.06, or 9%, to $0.76 for the 1999 quarter from $0.70 for the 1998 quarter. Production tax and marketing expense per Mcfe increased $0.05 to $0.29 per Mcfe, or 21%, for the 1999 quarter from $0.24 for the 1998 quarter because of higher oil and gas prices in the 1999 quarter. LOE per Mcfe decreased 2% to $0.47 for the 1999 quarter from $0.46 for the 1998 quarter. Oil and gas production expenses per Mcfe decreased $0.02, or 3%, to $0.73 for the nine months ended September 30, 1999 from $0.75 for the nine months ended September 30, 1998. Production tax and marketing expense decreased $0.02 per Mcfe, or 7%, during the nine months ended September 30, 1999 as a result of lower gas prices. LOE remained at $0.47 per Mcfe during the nine months ended September 30, 1999 compared to the same period a year ago.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 1999 decreased 21% to $1,132,000 from $1,430,000 in the 1998 quarter, and decreased 7% to $3,489,000 for the nine months ended September 30, 1999 from $3,764,000 for the nine months ended September 30, 1998. Depletion per Mcfe decreased 6% to $0.62 for the fiscal 1999 quarter from $0.66 for the fiscal 1998 quarter and decreased 13% to $0.61 for the nine months ended September 30, 1999 from $0.70 for the nine months ended September 30, 1998, primarily due to the write-down of oil and gas properties of $16.8 million in fourth quarter 1998, pursuant to the rules of the Securities and Exchange Commission.

    General and Administrative Expenses. Total general and administrative expenses for the three months ended September 30, 1999 decreased 18% to $500,000 from $613,000 in the 1998 quarter, and decreased 1% to $1,782,000 for the nine months ended September 30, 1999 from $1,802,000 for the same period in 1998.

    Interest and Other Expenses. Interest and other expenses for the three months ended September 30, 1999 increased 120% to $741,000 from $337,000 for the three months ended September 30, 1998 and increased 207% to $1,903,000 for the nine months ended September 30, 1999 from $620,000 for the nine months ended September 30, 1998. The increase was primarily due to a higher outstanding debt balance in the 1999 periods.

    Income Taxes. We incurred net operating losses for U.S. Federal income tax purposes in 1999 and 1998, which can be carried forward to offset future taxable income. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax benefit in the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998.

    Extraordinary Loss. We incurred an extraordinary loss of $105,000 during the nine months ended September 30, 1999, as a result of the refinancing of our debt with a new lender.

    Net Loss. Net loss for the three months ended September 30, 1999 decreased 34% to $152,000 from $232,000 for the three months ended
September 30, 1998, and increased 333% to $1,495,000 for the nine months ended September 30, 1999 from $345,000 for the same period a year ago, as a result of the factors discussed above. We paid the 8% dividend of $27,000 on our Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), and realized accretion of $3,000, in each of the three months ended September 30, 1999 and 1998, respectively. We paid dividends of $81,000 and realized accretion of $9,000 in each of the nine-month periods ended September 30, 1999 and 1998, respectively. Net loss attributable to common shareholders for the three months ended September 30, 1999 decreased 31% to $182,000 from $262,000 for the three months ended September 30, 1998, and increased 264% to $1,585,000 for the nine months ended September 30, 1999 from $435,000 for the nine months ended September 30, 1998.

                             Hedging Activities

    We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our Aquila Credit Agreement, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila.

    We recognized hedging gains (losses) of ($278,000) and $217,000 for third quarter 1999 and 1998, respectively, and recognized hedging gains of $101,000 and $329,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts are included in oil and gas sales in our consolidated statements of operations.

                                Year 2000

    The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways; i.e. the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could
in turn cause operational disruptions.   These issues could affect not only
information technology (so called "IT" systems) such as computer systems used for accounting, land and engineering, but also systems that contain embedded chips.

    We have completed an assessment of our IT systems to determine whether these systems are Year 2000 compliant. We have determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of our continuing effort to enhance our IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the fourth quarter of 1999.

    We are assessing our non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment, the automatic wellhead equipment used to operate wells, our gas gathering lines, and our gas sweetening plant in the San Juan Basin. All of these systems have been determined to be Year 2000 compliant based on information provided by third party vendors.

    To date, we have relied upon our internal staff to assess our Year 2000 readiness. The costs associated with assessing our Year 2000 internal compliance and related systems modifications, upgrading and testing are not currently expected to exceed $50,000. Costs incurred through September 30, 1999 have been minimal.

    We are in the process of communicating with certain of our significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine our vulnerability to third parties' failure to address their own Year 2000 issues. While we have not yet received definitive responses indicating all such entities are Year 2000 compliant, we have not received information suggesting we are vulnerable to potential Year 2000 failure by these parties. These communications are expected to continue into the fourth quarter of 1999. At this time, we have not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should our communications with any third parties indicate significant vulnerability, development of contingency plans will be considered.

    We do not anticipate any significant disruptions of our operations due to Year 2000 issues. Among the potential "worst case" problems we could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from our wells or gathering lines which would also result in our wells being shut-in. A disruption in production would result in the loss of income.

                               Miscellaneous

    Our oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code that are applicable to the oil and gas industry. Current law permits our intangible drilling and development costs to be deducted currently, or capitalized and amortized over a five year period. We, as an independent producer, are also entitled to a deduction for percentage depletion with respect to the first 1,000 Bbls per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of our taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

    Inflation has not historically had a material impact on our consolidated financial statements, and management does not believe that we will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas industry.

    The preceding information contains forward-looking statements, the realization of which cannot be assured. Actual results may differ significantly from those forecast. When evaluating the Company, its operations, or its expectations, the reader should bear in mind that the Company and our operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business generally (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, uncertainties relating to geologic models and evaluations, the effects of competition and extensive environmental regulation, and other factors, many of which are necessarily beyond our control. These and other risk factors that affect our business are discussed in our 1998 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Commodity Price Risk. We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas price volatility on a portion of our natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement.

    Under our Aquila Credit Agreement, we are required to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production. Accordingly, in September 1999, we entered into agreements to hedge a total of 300,000 barrels of oil related to production for 2000-2004 at fixed prices ranging from $17.40-$22.35 per barrel and to hedge a total of 4,488,000 MMBtus of gas related to production for 2001-2004 at a fixed price of $2.55 per MMBtu. In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,488,000 MMBtu for 2001-2004. The fair value of the basis swap at September 30, 1999 was ($138,000).

    The following tables summarize our derivative financial instrument position on our natural gas and crude oil production as of September 30, 1999. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of September 30, 1999.

                                    Fixed Price
     Year            MMBtu          per MMBtu        Fair Value
     1999              920,000        $2.18          $  (637,000)
     2000            5,400,000        $2.02           (1,987,000)
     2001            1,452,000        $2.55              (68,000)
     2002            1,188,000        $2.55              (73,000)
     2003              996,000        $2.55              (92,000)
     2004              852,000        $2.55             (111,000)

                                    Fixed Price
     Year             Bbls          per Bbl          Fair Value
     2000             84,000        $18.73-$22.35    $(92,000)
     2001             60,000        $17.38-$18.61     (48,000)
     2002             60,000        $17.40            (53,000)
     2003             48,000        $17.40            (31,000)
     2004             48,000        $17.40            (32,000)

    At September 30, 1999, we also had two basis swaps in place to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold which offset each other for a net volume of 880,000 MMBtu in 1999 with a fair value of $675.

    Interest Rate Risk. In September 1999, we established the Aquila Credit Agreement and retired our previous credit facility with Bank One, Texas, N.A. and terminated the interest rate swap agreement we had for a gain of $3,500.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
       None.

(b)  Reports on Form 8-K:

During third quarter 1999, the Company filed Periodic Reports on Form 8-K dated July 19, 1999, August 13, 1999 and September 16, 1999. Each of those reports related to an "Item 5. Other Events" matter. On September 9, 1999, the Company filed a Periodic Report on Form 8-K relating to an "Item 5. Other Events", which included exhibits.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MALLON RESOURCES CORPORATION
                              Registrant



Date:  November 12, 1999      By: /s/ Roy K. Ross
                                   Roy K. Ross
                                   Executive Vice President


Date:  November 12, 1999      By: /s/ Alfonso R. Lopez
                                   Alfonso R. Lopez
                                   Vice President, Finance/Corporate Treasurer