Form 10-K
period 1999-12-31
MALLON RESOURCES CORP
filed 2000-03-30
CIK 837759

______________________________________________________________________________

                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-K

(mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

                         [X] Yes     [   ] No

   As of the close of business on March 15, 2000, the aggregate market value of the shares of voting stock held by non-affiliates of the registrant, based upon the sales price for a share of the registrant's Common Stock as reported on the Nasdaq National Market tier of the Nasdaq Stock Market, was approximately $31,730,000.

   As of March 15, 2000, 7,837,300 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment hereto.     [X]

Documents Incorporated By Reference:

   Portions of the registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

__________________________________________________

                          Mallon Resources Corporation

                                  Form 10-K
                            for the fiscal year ended
                                December 31, 1999

                                Table of Contents

PART I                                                                  Page
Items 1 and 2  Business and Properties                                    1
      General History                                                     1
      Business Strategies                                                 1
      Historical Highlights                                               2
      Our Oil and Gas Properties                                          2
      Gas Sweetening Plant                                                4
      Acreage                                                             4
      Summary Oil and Gas Reserve Data                                    4
      Drilling Activity                                                   5
      Recompletion Activity                                               5
      Productive Wells                                                    5
      Production and Sales                                                6
      Marketing                                                           6
      Corporate Offices; Officers, Directors and Key Employees            6
      Laguna Gold Company                                                 8
      Cautionary Statement Regarding Forward-Looking Statements           8
      Risk Factors                                                        8
Item 3  Legal Proceedings                                                14
Item 4  Submission of Matters to a Vote of Security Holders              15
PART II
Item 5  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                           16
      Price Range of Common Stock                                        16
      Holders                                                            16
      Dividend Policy                                                    16
Item 6  Selected Financial Data                                          17
Item 7  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     18
      Overview                                                           18
      Liquidity and Capital Resources                                    18
      Results of Operations                                              19
      Hedging Activities                                                 22
      Year 2000                                                          22
      Miscellaneous                                                      23
Item 7A  Quantitative and Qualitative Disclosure about Market Risk       23
      Commodity Price Risk                                               23
      Interest Rate Risk                                                 24
Item 8  Financial Statements and Supplementary Data                      24
Item 9  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     24
PART III
Item 10 Directors and Executive Officers of the Registrant               25
Item 11 Executive Compensation                                           25
Item 12 Security Ownership of Certain Beneficial Owners and Management   25
Item 13 Certain Relationships and Related Transactions                   25
PART IV
Item 14 Exhibits, Financial Statement Schedules, Reports on Form 8-K     25
SIGNATURES                                                               27
EXHIBIT INDEX                                                            28
GLOSSARY OF CERTAIN INDUSTRY TERMS                                       29
CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements                              F-1
Report of Independent Public Accountants                                F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Shareholders' Equity                         F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-8

PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

General History

   As used in this report, any reference to "Mallon," "we," "our" or the "Company" means Mallon Resources Corporation and its subsidiaries, unless the context suggests otherwise. We have included definitions of technical terms and abbreviations important to an understanding of our business under "Glossary of Certain Industry Terms."

   We are an independent energy company engaged in oil and natural gas exploration, development and production. We conduct our operations through our wholly-owned subsidiary, Mallon Oil Company. We operate primarily in the State of New Mexico where substantially all of our estimated proved reserves are located in the San Juan and Delaware Basins. We have accumulated significant acreage positions in these two basins, in which we have been active since 1982. We believe our technical and operational experience and our database of information enable us to effectively exploit and develop our properties.

   We have increased our estimated proved reserves from 34.5 Bcfe as of December 31, 1996, to 103.9 Bcfe as of December 31, 1999, a 201% increase. As of December 31, 1999, our proved reserves consisted of 92.5 billion cubic feet of natural gas and 1.9 million barrels of crude oil, with a pre-tax PV-10 of $72.4 million. At December 31, 1999, we owned interests in 302 gross (150.8 net) producing wells and operated 186, or 62%, of them.

   Our common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MLRC." Our executive offices are at 999 18th Street, Suite 1700, Denver, Colorado 80202 (telephone 303/293-
2333). Our transfer agent is Securities Transfer Corporation, Dallas, Texas.

Business Strategies

   Our primary business objective is to increase our proved oil and gas reserves and cash flows. We pursue this objective by:

- 	Conducting Exploration through Exploitation. Our primary operating strategy is to increase our proved reserves through relatively low-risk activities such as development drilling, recompletions, multi-zone completions and enhanced recovery activities. Numerous potentially productive geologic formations tend to be stacked atop one another in the San Juan and Delaware Basins. This allows us to target multiple potential pay zones in most wells, thus reducing drilling risks, and to conduct exploration operations in conjunction with our development drilling. Wells drilled to one horizon offer opportunities to examine up-hole zones or can be drilled to deeper prospective formations for relatively little additional cost. The recent increases in our estimated proved reserves and rates of production are attributable primarily to oil and gas fields discovered or extended by our exploration through exploitation activities.

- 	Controlling Our Operations. For the year ended December 31, 1999, approximately 91% of our production was from properties that we operate. We believe that this level of operating control, combined with our operating experience in the San Juan and Delaware Basins, allows us to better control ongoing operations and costs, field development decisions, and the timing and nature of capital expenditures.

- 	Developing and Controlling Our Infrastructure. By owning and controlling our critical infrastructure, such as gas gathering systems, gas sweetening plants and saltwater disposal facilities, we believe that we can reduce costs.

- 	Making Strategic Acquisitions. We also make acquisitions of properties located within our core areas of operations. We believe that our knowledge of the San Juan and Delaware Basins allows us to effectively identify and evaluate acquisition opportunities.

- 	Having a Flexible Focus. Because we maintain inventories of both oil and natural gas properties, we are able to re-direct our development emphasis from one commodity to the other, as market conditions change.

Historical Highlights

   In September 1993, we purchased our core group of Delaware Basin properties from Pennzoil Exploration and Production Company. In January 1997, we acquired additional interests in our key San Juan Basin gas property, East Blanco Field, and became operator of the field. In October 1996 and December 1997, we completed public financings in which we sold an aggregate of 4.6 million shares of common stock for combined net proceeds of $32.8 million. These financings enabled us to accelerate the pace of our development of our inventory of oil and gas properties.

   In May 1998, we significantly increased our acreage in East Blanco Field by entering into a Minerals Development Agreement with the Jicarilla Apache Tribe. This acreage is adjacent to our original East Blanco acreage, and brings our total acreage in the field to 68,900 gross acres. In late 1998 and early 1999, we drilled six exploratory wells to test our new acreage. We discovered commercial quantities of natural gas in five of the wells, which we believe confirms that East Blanco Field extends onto the new acreage. In September 1999, we obtained $45.7 million of debt financing from Aquila Energy Capital Corporation, with which we continued our development drilling operations at East Blanco. Based on our operations to date, we have identified more than 425 drilling targets on our East Blanco acreage.

Our Oil and Gas Properties

   We are active in the San Juan Basin of northwestern New Mexico and in the Delaware Basin of southeastern New Mexico. At December 31, 1999, these areas accounted for substantially all of our estimated proved reserves, with 64.7 Bcfe attributable to our San Juan Basin properties and 39.0 Bcfe attributable to our Delaware Basin properties.

                     San Juan Basin, Northwestern New Mexico

   We have been active in the San Juan Basin since 1984, where our primary area of interest is our East Blanco natural gas field. At December 31, 1999, we owned interests in 76,000 gross (66,600 net) acres of oil and gas properties in the San Juan Basin. Wells on this acreage produce from a variety of zones in the San Jose, Nacimiento, Ojo Alamo, Pictured Cliffs, Mesaverde, Mancos and Dakota formations. During the next year, we plan to commence a pilot program to test the Fruitland Coal Formation that is present throughout our East Blanco acreage at a depth of approximately 3,800 feet. We are actively involved in efforts to acquire additional acreage in the East Blanco area and other portions of the San Juan Basin.

East Blanco Field, Rio Arriba County, New Mexico

   We own interests in approximately 68,900 gross acres in the East Blanco natural gas field on the eastern flank of the San Juan Basin. We have been involved in the development of East Blanco Field since 1986. All production in the field has been natural gas. East Blanco wells typically contain reserves in one or more of the following productive zones: the Pictured Cliffs Sandstone at approximately 3,600 feet, the Ojo Alamo Sandstone at approximately 3,000 feet, the Nacimiento Formation at approximately 2,000 feet and the San Jose Formation at approximately 1,500 feet. The wells also penetrate the Fruitland Coal Formation at approximately 3,800 feet, which is productive in fields adjacent to East Blanco. We operate all of our East Blanco wells, in which we have an average working interest of 93% and an average net revenue interest of 72%. As of December 31, 1999, our estimated proved reserves in East Blanco Field were 62.6 Bcfe, or 60% of our total estimated proved reserves.

   During 1999, we drilled 22 wells and recompleted 7 wells at East Blanco. This drilling and recompletion work was done primarily to put Pictured Cliffs, Ojo Alamo, Nacimiento and San Jose gas on production. In late 1998 and early 1999, we drilled six widely scattered wells to test the new acreage block we acquired under our Minerals Development Agreement with the Jicarilla Apache Tribe. We discovered commercial quantities of natural gas in five of the wells, which we believe confirms that East Blanco Field extends onto the new acreage. The sixth well, deemed non-commercial, marks the southern limit of our current drilling program. Among the completed wells, production was established in the San Jose, Nacimiento, Ojo Alamo, and Pictured Cliffs Formations, at depths ranging between 1,200 and 3,600 feet. Under the terms of our Minerals Development Agreement with the Jicarilla Apache Tribe, we are required to drill at least two wells in each of the four acreage tracts covered by the agreement each year in order to retain our interests in all of the acreage. Based upon our operations to date, we have identified more than 425 drilling targets on our East Blanco acreage, which we believe have the potential to contain substantial quantities of recoverable natural gas.

Other San Juan Basin Fields

   Gavilan Field, Rio Arriba County, New Mexico. We own and operate seven wells in this field, in which our average working interest is 37%. We have leasehold interests in 2,400 gross (1,260 net) acres in this field. Current production is primarily natural gas from the Mancos Shale at approximately 6,900 feet and from the Mesaverde Formation at approximately 5,400 feet. In 2000, we plan to recomplete additional wells in this field in the Mesaverde. As of December 31, 1999, Gavilan Field contained 2.0 Bcfe or 2% of our total estimated proved reserves.

   Otero Field, Rio Arriba County, New Mexico. We own and operate three wells in this field, in which our average working interest is 85%. We have leasehold interests in 4,600 gross (3,700 net) acres in this field. The wells produce oil from the Mancos Shale at approximately 4,700 feet. As of December 31, 1999, Otero Field contained only a nominal portion of our total estimated proved reserves.

                 Delaware Basin, Southeastern New Mexico

   The Delaware Basin of southeast New Mexico, where we own interests in approximately 34,000 gross (13,200 net) acres, containing 181 gross (62 net) wells, has been an area of significant activity for us since 1982. Our Delaware Basin properties are located primarily in fields with established production histories, which typically contain multiple productive geologic formations and zones. Our wells in the Delaware Basin produce from a variety of formations, the principal of which are the Cherry Canyon, Brushy Canyon, Bone Spring, Strawn and Morrow Formations. The Cherry Canyon, Brushy Canyon and Bone Spring Formations primarily produce oil at shallow to medium drilling depths, while the deeper Strawn and Morrow generally produce natural gas. Our primary properties in the Delaware Basin are in the White City, Black River, South Carlsbad, Lea Northeast, and Quail Ridge Fields. We also continue to assess potential in our Shipp, Lovington Northeast and Brushy Draw properties. Based upon our operations to date, we have identified 76 drilling targets on our Delaware Basin acreage.

  White City, Black River, and Carlsbad Fields, Eddy County, New Mexico. We have leasehold interests in 8,480 gross (4,560 net) acres in these adjacent fields. They were the focus of much of our recompletion and development activities from 1993 through 1997. As of December 31, 1999, our estimated proved reserves in these three fields were 18.0 Bcfe, or 17% of our total estimated proved reserves. Because greater drilling densities were recently approved in this area, much of our developed acreage in these fields now contain additional drilling opportunities for Morrow Formation natural gas.

   Lea Northeast Field, Lea County, New Mexico. We own and operate 2,200 gross (1,350 net) acres in this field. Our working interest averages 71% in this field. Our Cherry Canyon play in this field began in 1994. During 2000, we plan to initiate a pilot waterflood project in this field. As of December 31, 1999, our estimated proved reserves in Lea Northeast Field were
2.4 Bcfe or 2% of our total estimated proved reserves.

   Quail Ridge, Lea County, New Mexico. Adjacent to Lea Northeast, we control an approximate 4,120 gross (1,970 net) acre block on which we operate wells producing from the Bone Spring and Morrow. The Quail Ridge Field has primarily produced gas from the Morrow at depths of approximately 13,500 feet. We currently have an interest in 11 wells in this area and operate six of them. We control an approximate 50% working interest in this acreage. As of December 31, 1999, our estimated proved reserves in Quail Ridge Field were 10.7 Bcfe or 10% of our total estimated proved reserves. Because greater drilling densities were recently approved in this area, much of our developed acreage in this field now offers additional drilling opportunities for Morrow Formation natural gas. Our acreage also has additional Bone Spring Formation drilling opportunities.

   Shipp and Lovington Northeast Fields, Lea County, New Mexico. Shipp and Lovington Fields are comprised of a collection of individual reservoirs, or algal mounds, in a Strawn Formation interval at depths of approximately 11,500 feet. The mounds range in size from 100 to 700 acres. We have interests in 30 wells and operate 20 wells in these adjacent fields. During 1996, we initiated a low cost pilot waterflood project on one of these mounds, which has yet to show a significant response. Our working interest averages 41% in Lovington Northeast and 63% in Shipp. As of December 31, 1999, these fields contained only a nominal portion of our total estimated proved reserves.

   Brushy Draw Field, Eddy County, New Mexico. Our initial drilling and field development began here in 1982. Current production is from the base of the Cherry Canyon Formation, at a depth of approximately 5,000 feet. We operate 14 wells with an average working interest of 66%. As of December 31, 1999, Brushy Draw Field contained only a nominal portion of our total estimated proved reserves.

                                Other Areas

   All of our oil and gas operations are currently conducted on-shore in the United States. In addition to the properties described above, we have properties in the states of Colorado, Oklahoma, Wyoming, North Dakota and Alabama. While we intend to continue to produce our existing wells in those states, we currently do not expect to engage in any development activities in those areas. In 1999, we bid to obtain certain oil and gas concession rights in Costa Rica. The concessions have yet to be awarded.

Gas Sweetening Plant

   We designed, constructed, own and operate an amine plant to remove the hydrogen sulfide from the gas produced at East Blanco. This plant treats substantially all of the natural gas we produce at East Blanco. The plant's current capacity is 32 MMcf per day. With added compression, the plant's capacity can be increased to approximately 60 MMcf per day, without requiring substantial expansion.

Acreage

   We believe we have satisfactory title to our oil and gas properties based on standards prevalent in the oil and gas industry, subject to exceptions that do not detract materially from the value of the properties. The following table summarizes our oil and gas acreage holdings as of December 31, 1999:

                                    Developed          Undeveloped
     Area                         Gross    Net        Gross     Net
     San Juan Basin               20,151   17,488     55,836    49,099
     Delaware Basin               28,046    9,224      6,000     3,943
     Other                        10,979    1,096      1,927       324
          Total                   59,176   27,808     63,763    53,366

Summary Oil and Gas Reserve Data

   The following table sets forth summary information concerning our estimated proved oil and gas reserves as of December 31, 1999, based on a report prepared by Reed W. Ferrill & Associates, Inc., independent petroleum engineers. Ferrill & Associates is sometimes referred to herein as the "Independent Engineer," and its report is sometimes referred to herein as the "Reserve Report." All calculations in the Reserve Report have been made in accordance with the rules and regulations of the Securities and Exchange Commission and give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%. The commodity prices used in this calculation were $2.10 per Mcf for natural gas and $23.94 per barrel for oil.

                                     December 31, 1999
    Proved Reserves:
      Natural gas (MMcf)                   92,525
      Oil (MBbl)                            1,896
      Total (MMcfe)                       103,901
    Proved Developed Reserves:
      Natural gas (MMcf)                   38,539
      Oil (MBbl)                            1,204
      Total (MMcfe)                        45,763

    PV-10 (in thousands):                $ 72,364

Drilling Activity

   The following table sets forth, for each of the last three years, our development drilling activities:

                        Gross Wells               Net Wells
                        Productive  Dry  Total    Productive  Dry   Total
1997 (1)                23           3   26       12.99       0.84  13.83
1998 (2) (3)            37           7   44       32.64       5.59  38.23
1999 (4)                21           1   22       18.05       1.00  19.05
        __________________
(1) Includes 1 gross (0.0225 net) dry exploratory well.
(2) Includes 2 gross (2 net) dry exploratory wells.
(3) Includes 3 gross (3 net) productive exploratory wells.
(4) Includes 3 gross (3 net) productive exploratory wells.

   From January 1, 2000 through March 21, 2000, we engaged in the drilling of 12 gross (11.75 net) wells that are not reflected in the foregoing table.

Recompletion Activity

   The following table contains information concerning our well recompletion activities for each of the last three years:

                        Gross Wells               Net Wells
                        Productive  Dry  Total    Productive  Dry   Total
1997                    19           3    22        13.76     1.90  15.66
1998                    28           2    30        25.10     1.83  26.93
1999 (1)                 6           1     7         5.67     0.92   6.59
        ___________________
(1) Includes 1 gross (1 net) productive exploratory well.

Productive Wells

   The following table summarizes our gross and net interests in productive wells at December 31, 1999. Net interests represented in the table are net "working interests" which bear the cost of operations.

                        Gross Wells                Net Wells
                        Oil  Natural Gas  Total    Oil  Natural Gas  Total
San Juan Basin            4   95          99      3.14   83.93       87.07
Delaware Basin          111   70         181     47.27   14.34       61.61
Other                    14    8          22      1.48    0.64        2.12
    Total               129  173         302     51.89   98.91      150.80

   In addition, we own interests in four waterflood units in the Delaware Basin, which contain a total of 550 gross wells (8.5 net wells), and 6 gross (3.31 net) salt water disposal wells.

Production and Sales
   The following table sets forth information concerning our total oil and gas production and sales for each of the last three fiscal years:

    Year Ended
                                              December 31,
                                              1999     1998     1997
Net Production:
   Natural gas (MMcf)                         5,600    5,852    2,350
   Oil (MBbl)                                   172      230      196
   Total (MMcfe)                              6,632    7,232    3,526
Average Sales Price Realized (1):
   Natural gas (per Mcf)                     $ 1.81   $ 1.72   $ 2.04
   Oil (per Bbl)                             $17.38   $12.99   $19.31
   Per Mcfe                                  $ 1.98   $ 1.81   $ 2.43
Average Cost (per Mcfe):
   Production tax and marketing expense      $ 0.25   $ 0.26   $ 0.32
   Lease operating expense                   $ 0.52   $ 0.47   $ 0.54
   Depletion                                 $ 0.65   $ 0.73   $ 0.74
        ___________________
(1) Includes effects of hedging.

Marketing

   Our natural gas is generally sold on the spot market or pursuant to short-term contracts. Oil and liquids are generally sold on the open market to unaffiliated purchasers, generally pursuant to purchase contracts that are cancelable on 30 days notice. The price paid for this production is generally an established or posted price that is offered to all producers in the field, plus any applicable differentials. Prices paid for crude oil and natural gas fluctuate substantially.

   Because future prices are difficult to predict, we hedge a portion of our oil and gas sales to protect against market downturns. The nature of hedging transactions is such that producers forego the benefit of some price increases that may occur after the hedging arrangement is in place. We nevertheless believe that hedging is prudent in certain circumstances in order to minimize the risk of falling prices. Under our credit agreement with Aquila Energy Capital Corporation, we are required to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production. In addition, we also entered into an agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds from the sale of our oil and gas production.

Corporate Offices; Officers, Directors and Key Employees

   Our executive offices are located at 999 18th Street, Suite 1700, Denver, Colorado 80202, where our phone number is (303) 293-2333. We employ 25 employees at this office. We maintain field operations offices in Durango, Colorado, and in Carlsbad, New Mexico, where we employ a total of 23 individuals.

The following are the members of Mallon's board of directors and its executive officers:

Name                        Age   Title(s)

George O. Mallon, Jr        55    Director, Chairman of the Board,
                                  CEO and President
Kevin M. Fitzgerald         45    Director, COO and Executive
                                  Vice President
Roy K. Ross                 49    Director, Executive Vice President,
                                  Secretary and General Counsel
Frank Douglass              66    Director
Roger R. Mitchell           67    Director
Francis J. Reinhardt, Jr.   70    Director
Peter H. Blum               42    Director
Alfonso R. Lopez            51    Vice President - Finance and Treasurer

   The directors serve until the next annual meeting of shareholders. Following are brief descriptions of the business experience of our directors and executive officers:

   George O. Mallon, Jr. has been the President and Chairman of the Board of Mallon since December 1988, when it was organized. He formed Mallon Oil in 1979 and was a co-founder of Laguna Gold Company in 1980. He is now a director of Laguna. Mr. Mallon earned a B.S. degree in Business from the University of Alabama in 1965 and an M.B.A. degree from the University of Colorado in 1977.

   Kevin M. Fitzgerald has been Executive Vice President of Mallon since June 1990. He joined Mallon Oil in 1983 as Petroleum Engineer and served as Vice President of Engineering from 1987 through December 1988, when he became President of Mallon Oil and a Vice President of Mallon. Mr. Fitzgerald earned a B.S. degree in Petroleum Engineering from the University of Oklahoma in 1978.

   Roy K. Ross has been Executive Vice President and General Counsel of Mallon since 1992. He was named Secretary of Mallon in 1997. From June 1976 through September 1992, Mr. Ross was an attorney in private practice with the Denver-based law firm of Holme Roberts & Owen. Mr. Ross is also Executive Vice President, Secretary, General Counsel and a director of Mallon Oil and Laguna. He earned his B.A. degree in Economics from Michigan State University in 1973 and his J.D. degree from Brigham Young University in 1976.

   Frank Douglass has been a director of Mallon since its formation in 1988. In 1998, he retired as a Senior Partner in the Texas law firm of Scott, Douglass & McConnico, LLP, where he had been a partner since 1976. Mr. Douglass earned a B.B.A. degree from Southwestern University in 1953 and a L.L.B. degree from the University of Texas School of Law in 1958.

   Roger R. Mitchell has been a director of Mallon since 1990. Prior to 1989, Mr. Mitchell served as a co-general partner with Mallon of a series of private oil and gas drilling limited partnerships sponsored by Mallon. Mr. Mitchell has participated in or managed a number of real estate, insurance and investment companies, including Mitchell Management Company, which he currently owns. He earned a B.S. degree in Business from Indiana University in 1954 and an M.B.A. degree from Indiana University in 1956.

   Francis J. Reinhardt, Jr. has been a director of Mallon since 1994. He is with the New York investment banking firm of Carl H. Pforzheimer & Co., where he has been a partner since 1966. He is a member and past president of the National Association of Petroleum Investment Analysts. Mr. Reinhardt is also a director of The Exploration Company of Louisiana, a public company engaged in the oil and gas business. Mr. Reinhardt holds a B.S. degree from Seton Hall University and an M.B.A. from New York University.

   Peter H. Blum became a director of Mallon in January 1998. Since October 1998, Mr. Blum, a financial consultant, has been President of Bear Ridge Capital LLC. From April 1997 to October 1998, Mr. Blum was Senior Managing Director, head of investment banking, for the investment banking firm Gaines, Berland Inc. From 1995 to 1997, Mr. Blum held the position of Managing Director, head of energy banking, with the investment banking firm Rodman & Renshaw, Inc. From 1992 to 1995, Mr. Blum held various positions with the investment banking firm Mabon Securities, Inc. Mr. Blum earned a B.B.A. degree in accounting from the University of Wisconsin in 1979.

   Alfonso R. Lopez joined Mallon in July 1996 as Vice President-Finance and Treasurer. He was Vice President - Finance for Consolidated Oil & Gas, Inc. (now Chesapeake Energy Corporation) from 1993 to 1995. Mr. Lopez was a consultant from 1991 to 1992. From 1981 to 1990, he was Controller for Decalta International Corporation, a Denver-based exploration and production company. He served as Controller for Western Crude Oil, Inc. (now Texaco Trading and Transportation, Inc.) from 1978 to 1981. Mr. Lopez is a certified public accountant and was with Arthur Young & Company (now Ernst & Young) from 1970 to 1978. Mr. Lopez earned his B.A. degree in Accounting and Business Administration from Adams State College in Colorado in 1970.

Key Employees

   Employees who are instrumental to our success include the following individuals:

   Ray E. Jones is Vice President - Engineering of Mallon Oil. Before joining Mallon in January 1994, Mr. Jones spent eight years with Jerry R. Bergeson & Associates (now GeoQuest), an independent consulting firm. Mr. Jones graduated from Colorado School of Mines in 1979 and is a registered professional engineer.

   Wendell A. Bond has been Vice President - Exploration of Mallon Oil since December 1996. Prior to joining Mallon on a full-time basis, Mr. Bond was an independent geological consultant to Mallon since July 1994. Mr. Bond has more than 25 years of experience in the petroleum industry, both domestically and internationally. Prior to joining Mallon, he was president of Wendell A. Bond, Inc., a company specializing in petroleum geological consulting services that he formed in 1988. Prior to 1988, Mr. Bond had been employed in a variety of positions for several independent and major oil and gas companies, including Project Geologist for Webb Resources, District Geologist for Sohio Petroleum and Chief Geologist for Samuel Gary Jr. & Associates. Mr. Bond earned his B.S. degree in geology from Capital University, Columbus, Ohio and his M.S. degree in geology from the University of Colorado.

   Donald M. Erickson, Jr. has been Vice President - Operations of Mallon Oil since February 1997. Mr. Erickson has more than 20 years of experience in oil field operations. Prior to joining Mallon, he was Operations Manager for Presidio Exploration, Inc. (which was merged into Tom Brown Inc.) from December 1988 to January 1997. Mr. Erickson earned a Heating and Cooling Technical Degree from Central Technical Community College in Hastings, Nebraska in 1975 and has studied Mechanical Engineering at the University of Denver.

Laguna Gold Company

   We currently own 12,332,203 shares (or about 35%) of the common stock of Laguna Gold Company, a company whose common shares are listed on The Toronto Stock Exchange under the trading symbol "LGC." As a result of significant net losses, our investment in Laguna is recorded at $0. We have no contractual obligation to finance Laguna's future operations and we have no intention of doing so.

Cautionary Statement Regarding Forward-Looking Statements

   This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, the potential for the recovery of additional volumes of hydrocarbons, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, our ability to make and integrate acquisitions, the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

-  a decline in natural gas production or natural gas prices,

-  incorrect estimates of required capital expenditures,

- increases in the cost of drilling, completion and gas collection or other costs of production and operations,

-  an inability to meet growth projections, and

-  other risk factors set forth under "Risk Factors" below.

   In addition, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Mallon, our business or our management, are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Risk Factors

   In evaluating us and our common stock, readers should consider carefully, among other things, the following risk factors.

   Oil and gas prices are volatile, and an extended decline in prices could adversely affect our revenue, cash flows and profitability.

   Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend heavily on prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas would have a material adverse effect on our financial condition and results of operations. It could reduce our cash flow and borrowing capacity, as well as the value and the amount of our reserves. At December 31, 1999, approximately 89% of our estimated proved reserves were natural gas. Accordingly, we are impacted more directly by volatility in the price of natural gas.

   We cannot predict future oil and natural gas prices. Various factors beyond our control that could affect prices of oil and gas include:

-  worldwide and domestic supplies of oil and gas,

- the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

-  political instability or armed conflict in oil or gas producing regions,

-  the price and level of foreign imports,

-  worldwide economic conditions,

-  marketability of production,

-  the level of consumer demand,

-  the price, availability and acceptance of alternative fuels,

-  the availability of pipeline capacity,

-  weather conditions, and

-  actions of federal, state, local and foreign authorities.

   These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. We enter into energy swap agreements and other financial arrangements at various times to attempt to minimize the effect of oil and natural gas price fluctuations. We cannot assure you that such transactions will reduce risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in oil or natural gas prices would have a material adverse effect on our business and financial results. Energy swap arrangements may limit the risk of declines in prices, but such arrangements may also limit revenues from price increases.

   Lower oil and gas prices may cause us to record ceiling limitation write-downs.

   We periodically review the carrying value of our oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of the proved properties, as adjusted for related tax effects. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. We may be required to write down the carrying value of our oil and gas properties when oil and gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date. We recorded a $16.8 million write-down of the carrying value of our oil and gas properties in December 1998.

   Our operations require large amounts of capital.

   Our current development plans will require us to make large capital expenditures for the exploration and development of our properties. Historically, we have funded our capital expenditures through a combination of funds generated internally from sales of production, equity offerings, and long and short-term debt financing arrangements.

   We currently do not have any sources of additional financing other than our existing credit agreement with Aquila and our equipment leases. We cannot be sure that any additional financing will be available to us on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

-  the level of production from existing wells,

-  prices of oil and natural gas, and

- our results in locating and producing new reserves and the results of our natural gas development project at East Blanco Field.

   Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing shareholders. Debt financing could lead to:

- a substantial portion of our operating cash flow being dedicated to the payment of principal and interest,

- our being more vulnerable to competitive pressures and economic downturns, and

-  restrictions on our operations.

   If our revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development plans, replace our reserves or maintain production levels could be greatly limited.
Estimates in this report concerning our oil and gas reserves and future net revenue estimates are uncertain.

   There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. Estimates of proved undeveloped reserves, which comprise a significant portion of our reserves, are by their nature uncertain. The reserve information included or incorporated by reference in this report are only estimates and are based upon various assumptions, including assumptions required by the Securities and Exchange Commission, relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Although we believe they are reasonable, actual production, revenues and expenditures will likely vary from estimates, and these variances may be material.

   Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

   In addition, you should not construe PV-10 as the current market value of the estimated oil and natural gas reserves attributable to our properties. We have based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. Many factors will affect actual future net cash flow, including:

-    prices for oil and natural gas,

-    the amount and timing of actual production,

-    supply and demand for oil and natural gas,

- curtailments or increases in consumption by crude oil and natural gas purchasers, and

-    changes in governmental regulations or taxation.

   The timing of the production of oil and natural gas properties and of the related expenses affect the timing of actual future net cash flow from proved reserves and, thus, their actual present value. In addition, the 10% discount factor, which we are required to use to calculate PV-10 for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

   Our long-term financial success will depend on our ability to replace the reserves we produce.

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

   We depend heavily on successful development of our San Juan Basin properties.

   Our future success depends in large part on our ability to develop additional natural gas reserves on our San Juan Basin properties that are economically recoverable. Most of our proved reserves are in the San Juan Basin, and our development plans make our future growth highly dependent on increasing production and reserves in the San Juan Basin. Our proved reserves will decline as reserves are depleted, except to the extent we conduct successful exploration or development activities or acquire other properties containing proved reserves. Our development plan includes increasing our reserve base through continued drilling and development of our existing properties in the San Juan Basin. Our San Juan Basin properties can only be effectively developed and evaluated by drilling activities and the evaluation of drilling results. Less costly means of evaluation, such as 3-D seismic, are not helpful on properties such as ours. We cannot be sure that our planned projects will lead to significant additional reserves or that we will be able to continue drilling productive wells at acceptable finding and development costs.

   The oil and gas exploration business involves a high degree of business and financial risk.

   The business of exploring for and, to a lesser extent, developing oil and gas properties is an activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. Although available geological and geophysical information can provide information about the potential of a property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic.

   Our industry is subject to numerous hazards.

   The oil and natural gas industry involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause us substantial losses. In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. An event that is not fully covered by insurance -- for instance, losses resulting from pollution and environmental risks, which are not fully insurable -- could have a material adverse effect on our financial condition and results of operations. Further, our insurance may not be adequate to cover losses or liabilities and the insurance we do have may not continue to be available at premium levels that justify its purchase.

   Exploratory drilling is an uncertain process with many risks.

   Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

-    unexpected drilling conditions,

-    pressure or irregularities in formations,

-    equipment failures or accidents,

-    adverse weather conditions,

-    compliance with governmental requirements, and

- shortages or delays in the availability of drilling rigs and the delivery of equipment.

   Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate, or our drilling success rate for activity within a particular area, will not decline. Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or that we will produce oil or natural gas from them or any other potential drilling locations.

   Our key assets are concentrated in a small geographic area.

   The majority of our natural gas production is processed through our East Blanco gas sweetening plant. Our production, revenue and cash flow will be adversely affected if this plant's operation is shut down, curtailed or limited for any reason. Substantially all of our operations are currently located in two geologic basins in New Mexico. Because of this geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production, including weather and natural disasters, may impact us more than if our operations were more geographically diversified.

   The availability of markets for our natural gas is beyond our control. Substantially all of our gas is produced in the San Juan Basin in the State of New Mexico and, consequently, we are particularly sensitive to marketing constraints that exist or may arise in the future in that area. Historically, due to the San Juan Basin's relatively isolated location and the resulting limited access of its natural gas production to the marketplace, natural gas produced in the San Juan Basin has tended to command prices that are lower than natural gas prices that prevail in other areas.

   Our business depends on transportation facilities owned by others.

   The marketability of our gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather and transport natural gas.

We face marketing, trading and credit risks.

   The marketability of our production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal, state and tribal regulation of oil and gas production and transportation could adversely affect our ability to produce and market oil and natural gas.

   In addition, the marketing of our oil and natural gas requires us to assess and respond to changing market conditions, including credit risks. If we are unable to respond accurately to changing conditions in the commodity markets, our results of operations could be materially adversely affected. We try to limit our exposure to price risk by entering into various hedging arrangements. We are exposed to credit risk because the counterparties to agreements might not perform their contractual obligations.

   Our hedging arrangements might limit the benefit of increases in commodity prices.

   To reduce our exposure to short-term fluctuations in the price of oil and natural gas, we enter into hedging arrangements from time to time with regard to a portion of our oil and natural gas production. These hedging arrangements limit the benefit of increases in the price of oil or natural gas while providing only partial protection against declines in prices. Under our credit agreement with Aquila Energy Capital Corporation, we are required to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production.

   Our industry is heavily regulated.

   Federal, state, tribal and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State, tribal and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

   We must comply with complex environmental regulations.

   Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state, tribal and local governmental authorities. New laws or regulations, or changes to current legal requirements, could have a material adverse effect on our business. We could face significant liabilities to the government and third parties for discharging oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts of monies on investigations, litigation and remediation. Our failure to comply with applicable environmental laws and regulations could result in the assessment of administrative, civil or criminal penalties. We cannot be sure that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition or that we will not face material indemnity claims with respect to properties we own or lease or have owned or leased.

   Our industry is highly competitive.

   We operate in a highly competitive environment. Major oil companies, independent producers, and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of our competitors have financial and technological resources vastly exceeding those available to us. Many oil and gas properties are sold in competitive bidding processes, as to which we may lack technological information or expertise available to other bidders. We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.

   We depend on key personnel.

   Our success will continue to depend on the continued services of our executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on our operations. Unlike many other companies in our industry, we do not maintain "key man" insurance on the lives of any of our employees. We have employment agreements with our three most senior executive officers.

   Our operations have not been profitable.

   We recorded net losses for 1995, 1996, 1997, 1998 and 1999, of $1,929,000, $1,837,000, $3,704,000, $18,186,000 and $2,777,000,
respectively. Our ability to continue in business and maintain our financing arrangements may be adversely affected by a continued lack of profitability.

   We do not pay dividends.

   We have never declared or paid any cash dividends on our common stock and have no intention to do so in the foreseeable future.

   Our articles of incorporation have provisions that discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.

   Our articles of incorporation contain provisions that may have the effect of delaying or preventing a change in control. Our articles of incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the board may determine. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock. Our board of directors adopted a shareholder rights agreement designed to enhance the board's ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire Mallon by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover of Mallon not supported by the board, including a takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing stock price.

   In certain circumstances, the holders of our Series B Preferred Stock may have the right to elect members of our board of directors.

   Under the terms of our Series B Preferred Stock, if we do not pay dividends on the Series B Preferred Stock for three quarterly dividend periods, then, until such dividends have been paid in full, the holders of Series B Preferred Stock have the right to elect two additional members to our board of directors. While any such directors would not constitute a majority of our board, it is probable that they would attempt to influence the board, as a whole, to support the satisfaction of the claims of the holders of the Series B Preferred Stock.

ITEM 3:  LEGAL PROCEEDINGS

   In December 1998, Del Mar Drilling Company, Inc. ("Plaintiff") filed a civil action against Mallon Oil in the 118th Judicial District Court of Howard County, Texas. Plaintiff's Original Petition seeks damages for an alleged breach of contract in the amount of $348,100, plus interest, costs, and attorney's fees. We have engaged a law firm in Midland, Texas, to defend this matter. The case has been removed to the 142nd Judicial District Court in Midland

County, Texas, where it is Case Number CV-42.482. The matter arises out of a contract for oil and gas drilling services performed by Plaintiff. Plaintiff did not have the equipment necessary to perform the work required under the contract, and, due to its financial limitations, was unable to acquire the requisite equipment. We leased the necessary equipment from a third party to enable Plaintiff to proceed. In using the leased equipment, Plaintiff damaged it. We sought to offset the amounts we paid to the third party equipment provider as lease payments and damage reimbursements against the contract amount payable to Plaintiff. Plaintiff refused to recognize the offsets, and claims the full contract amount. We believe the Plaintiff's case is without merit, and intend to contest the claims, vigorously. The final outcome of this matter cannot yet be predicted.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Price Range of Common Stock

   Our common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MLRC." The following table sets forth, for the periods indicated, the high and low sale prices of the common stock as reported on the Nasdaq National Market.

                                            High          Low
    Year Ending December 31, 1998:
        First Quarter                      $ 9.469       $ 7.250
        Second Quarter                      12.875         9.000
        Third Quarter                       12.625         7.875
        Fourth Quarter                       9.500         6.375
    Year Ending December 31, 1999:
        First Quarter                        8.750         5.938
        Second Quarter                       9.438         5.750
        Third Quarter                        9.125         6.625
        Fourth Quarter                       8.500         4.000
    Year Ending December 31, 2000:
        First Quarter (through March 15)     6.000         3.813

Holders

   As of March 15, 2000, there were approximately 600 shareholders of record of the common stock.

Dividend Policy

   We do not intend to pay cash dividends on our common stock in the foreseeable future. We instead intend to retain any earnings to support our growth. Any future cash dividends would depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our board of directors.

ITEM 6:  SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1999. This information should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations," included elsewhere herein.


                                                          Year Ended December 31,
                                                            1999       1998       1997      1996 (1)    1995 (1)
Selected Statements of Operations Data:                   (In thousands, except per share data)
  Revenues:
     Oil and gas sales                                    $ 13,138   $ 13,069   $ 8,582    $ 5,854     $ 4,800
     Other                                                     160        109        69        512         470
                                                            13,298     13,178     8,651      6,366       5,270

  Costs and expenses:
     Oil and gas production                                  5,107      5,273     3,037      2,249       1,868
     Mining project expenses                                    --         --        --      1,014         838
     Depreciation, depletion and amortization                4,822      5,544     2,725      2,095       2,340
     Impairment of oil and gas properties                       --     16,842        24        264          --
     Impairment of mining properties                            --         --       350         --          --
     General and administrative                              2,915      2,562     2,274      1,845       1,467
     Interest and other                                      3,126      1,143       701        842         433
                                                            15,970     31,364     9,111      8,309       6,946

  Minority interest in loss of consolidated subsidiary          --         --        --        266          --
  Equity in loss of affiliate                                   --         --    (3,244)        --          --
  Loss before extraordinary item                            (2,672)   (18,186)   (3,704)    (1,677)     (1,676)

  Extraordinary loss on early retirement of debt              (105)        --        --       (160)       (253)
  Net loss                                                  (2,777)   (18,186)   (3,704)    (1,837)     (1,929)

  Accretion of mandatorily redeemable common stock            (116)        --        --         --          --
  Dividends and accretion on preferred stock                  (120)      (120)     (185)      (376)       (360)
  Preferred stock conversion inducement                         --         --      (403)        --          --
  Gain on redemption of preferred stock                         --         --        --      3,743          --
  Net income (loss) attributable to common
     shareholders                                         $ (3,013)  $(18,306)  $(4,292)   $ 1,530     $(2,289)

  Basic loss per share (2):
     Loss attributable to common shareholders
        before extraordinary item                         $  (0.40)  $  (2.61)  $ (0.92)   $ (0.82)    $ (1.05)
     Extraordinary loss                                      (0.01)        --        --      (0.06)      (0.13)

     Net loss attributable to common shareholders         $  (0.41)  $  (2.61)  $ (0.92)   $ (0.88)    $ (1.18)

  Weighted average shares outstanding                        7,283      7,015     4,682      2,512       1,947

Selected Other Data:
  Capital expenditures                                    $  9,826   $ 36,354   $20,169    $ 6,339     $ 3,995

Selected Balance Sheet Data:
  Working capital (deficit)                               $ (2,678)  $ (3,782)  $ 1,190    $ 5,365     $  (476)
  Total assets                                              65,426     58,452    51,426     41,400      31,635
  Long-term debt (3)                                        34,874     27,183         1      3,511      10,037
  Mandatorily redeemable preferred stock                     1,341      1,329     1,317      3,900       3,844
  Mandatorily redeemable common stock                        3,450         --        --         --          --
  Shareholders' equity                                      19,490     22,164    40,196     21,904      11,760

(1) The financial information for 1995 and 1996 is consolidated information that includes the accounts of Laguna
Gold Company. See Note 3 to our consolidated financial statements.
(2) As adjusted for four-to-one reverse stock split that occurred on September 9, 1996.
(3) Long-term debt includes long-term debt net of current maturities and unamortized discount, notes payable-
other and lease obligations net of current portion.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our historical consolidated financial position at December 31, 1999 and 1998, and results of operations and cash flows for each of the years ended December 31, 1999, 1998 and 1997. Our historical Consolidated Financial Statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

Overview

   Our revenues, profitability and future growth rates will be substantially dependent upon our drilling success in the San Juan and Delaware Basins, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and oil and gas prices can be expected to continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that we may produce economically.

Liquidity and Capital Resources

   Our operations are capital intensive. Historically, our principal sources of capital have been cash flow from operations, a revolving line of credit and proceeds from sales of common and preferred stock. Our principal uses of capital have been for the acquisition, exploration and development of oil and gas properties and related facilities.

   During 1999, our costs incurred in oil and gas producing activities were $9.8 million. Our 2000 capital expenditure budget is $23.4 million. During 1999, we drilled or recompleted a total of 29 wells. In 2000, we plan to drill or recomplete approximately 50 wells. We expect to fund our capital requirements for the next 12 months out of cash flow from operations and borrowings, as described below.

   In September 1999, we established a credit agreement with Aquila Energy Capital Corporation. The initial amount available under the agreement was $45.7 million. At December 31, 1999, we had drawn $32.9 million under the Aquila agreement, of which $28.0 million was used to retire the outstanding balance due under our line of credit with Bank One, Texas, N.A. Approximately $1.7 million was used to pay transaction costs and $1.0 million was used to pay outstanding accounts payable. The amount available under the Aquila agreement may be increased to as much as $60 million as new reserves are added through our development drilling program. Our planned capital expenditures during 2000 anticipate that at least $53 million will be available to us under this credit agreement. We expect these additional funds to be made available as our drilling program proceeds. Principal payments on the four-year loan began in November 1999 and are based on our cash flow from operations, as defined, less advances for our drilling program. We do not anticipate making any principal payments for the next 12 months because we expect drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila facility is secured by substantially all of our oil and gas properties. Interest on the Aquila facility accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, we also entered into a four year agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds from the sale of all of our oil and gas production. In addition, we also issued to Aquila 420,000 shares of common stock. Aquila also has a one-time right to require us to purchase 420,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

   In September 1999 we also entered into a five year, $5.5 million master rental contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay a term loan from Bank One, Texas, N.A. that was secured by the plant. The master rental contract bears interest at a imputed rate of 12.8%. Payments under the master rental contract commenced in September 1999. We made principal payments totaling $110,000 to Universal Compression during 1999. During 1999, prior to its retirement, we made principal payments of $783,000 on the Bank One term loan.

   In July 1998, we negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for our field office. We drew $155,000 on this loan during 1998. Principal and interest

(at 8.5%) is payable quarterly beginning October 1, 1998. We repaid $11,000 and $5,000 of this loan during 1999 and 1998, respectively. In March 1999, the due date of the loan was extended from July 1999 to April 2002.

   During fourth quarter 1997, we realized net proceeds of $19.6 million from the sale of 2.3 million shares of common stock in a public offering. A portion of the proceeds was used to repay substantially all of our then outstanding long-term bank debt.

   Under the mandatory redemption feature of our Series B Mandatorily Redeemable Convertible Preferred Stock we will be required to redeem 55,200 shares in April 2000, and the remaining 80,000 shares in April 2001. The mandatory redemption price is $10.00 per share, plus any accrued but unpaid dividends. We plan to make the April 2000 redemption with available funds. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days. The conversion price is currently $10.28.

Results of Operations

                                       Year Ended December 31,
                                       1999      1998      1997
                                      (In thousands, except per unit data)
Operating Results from Oil and Gas Operations:
  Oil and gas revenues                $13,138    $13,069   $8,582
  Production tax and marketing expense  1,682      1,901    1,122
  Lease operating expense               3,425      3,372    1,915
  Depletion                             4,319      5,303    2,604
  Depreciation                            268        140       21
  Impairment                               --     16,842       24
Net Production:
  Natural gas (MMcf)                    5,600      5,852    2,350
  Oil (MBbl)                              172        230      196
  Total (MMcfe)                         6,632      7,232    3,526
Average Sales Price Realized (1):
  Natural gas (per Mcf)                 $1.81      $1.72    $2.04
  Oil (per Bbl)                        $17.38     $12.99   $19.31
  Per Mcfe                              $1.98      $1.81    $2.43
Average Cost Data (per Mcfe):
  Production tax and marketing expense  $0.25      $0.26    $0.32
  Lease operating expense               $0.52      $0.47    $0.54
  Depletion                             $0.65      $0.73    $0.74
        ________________
(1) Includes effects of hedging. See "Hedging Activities."

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Revenues. Total revenues for the year ended December 31, 1999 increased 1% to $13,298,000 from $13,178,000 for the year ended December 31, 1998. Oil and gas sales for the year ended December 31, 1999 increased 1% to $13,138,000 from $13,069,000. The increase was due to higher oil and gas prices. Oil production for the year ended December 31, 1999 decreased 25% to 172,000 barrels from 230,000 barrels for the year ended December 31, 1998 and gas production for the year ended December 31, 1999 decreased 4% to 5,600,000 Mcf from 5,852,000 Mcf for the year ended December 31, 1998. Production for 1999 was down from 1998 because our 1999 drilling and recompletion program was delayed pending the receipt of additional financing, which we received in September 1999. During fourth quarter 1999, we drilled or recompleted 19 wells with funds from the refinancing. Production decreases were offset by increases in average oil and gas prices realized in 1999 from those realized in 1998. Average oil prices for the year ended December 31, 1999 increased 34% to $17.38 per barrel from $12.99 per barrel for the year ended December 31, 1998 and average gas prices for the year ended December 31, 1999 increased 5% to $1.81 per Mcf from $1.72 per Mcf for the year ended December 31, 1998.

   Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1999 decreased 3% to $5,107,000 from $5,273,000 for the year ended December 31, 1998. The decrease was primarily attributable to one-time production tax credits. Production tax and marketing expense per Mcfe decreased $.01, or 4%, to $0.25 for the year ended December 31, 1999 from $0.26 for the year ended December 31, 1998. Lease operating expense per Mcfe increased $0.05, or 11%, to $0.52 for the year ended December 31, 1999 from $0.47 for the year ended December 31, 1998. LOE per Mcfe in 1999 is higher primarily due to workovers.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1999 decreased 13% to $4,822,000 from $5,544,000 for the year ended December 31, 1998, primarily due to lower depletion expense. Depletion per Mcfe for the year ended December 31, 1999 decreased 11% to $0.65 from $0.73 for the year ended December 31, 1998, due primarily to a lesser cost base resulting from the write-down of oil and gas properties of $16.8 million in fourth quarter 1998, discussed below.

   Impairment of Oil and Gas Properties. Under the full cost accounting rules of the S.E.C., we review the carrying value of our oil and gas properties each quarter on a country-by-country basis. Net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. We made a non-cash charge in fourth quarter 1998 to write down our U.S. oil and gas properties by $16,842,000. In applying the "ceiling test," we used December 31, 1998 oil and gas prices of $10.03 per barrel of oil and $1.43 per Mcf of gas. We currently operate only in the continental United States.

   General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1999 increased 14% to $2,915,000 from $2,562,000 for the year ended December 31, 1998. The increase is primarily due to stock compensation expense of $217,000 recognized in fourth quarter 1999 related to the extension of the expiration date of certain warrants to purchase our common stock. In addition, in fourth quarter of 1999 we expensed $177,000 of costs related to an equity offering which we did not consummate.

   Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1999 increased 173% to $3,126,000 from $1,143,000 for the year ended December 31, 1998. The increase is primarily due to higher outstanding borrowings.

   Income Taxes. We incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 1999 and 1998, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax benefit in our consolidated statements of operations for the years ended December 31, 1999 and 1998. At December 31, 1999, we had an NOL carryforward for U.S. Federal income tax purposes of $28,000,000, which will begin to expire in 2001.

   Extraordinary Loss. We incurred an extraordinary loss of $105,000 during the year ended December 31, 1999, as a result of the refinancing of our debt with a new lender.

   Net Loss. Net loss for the year ended December 31, 1999 decreased 85% to $2,777,000 from $18,186,000 for the year ended December 31, 1998 as a result of the factors discussed above. The net loss for the year ended December 31, 1998, includes $16,842,000 relating to a non-cash write down of oil and gas properties discussed above. We paid the 8% dividend of $108,000 on $1,341,000 and $1,329,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock in each of the years ended December 31, 1999 and 1998, respectively, and realized accretion of $12,000 in each year. In 1999, we issued 420,000 shares of mandatorily redeemable common stock, in conjunction with a refinancing. The difference between the value of the shares at the redemption price of $12.50 per share and the market value of the shares at the date of issuance will be accreted over a period of 49 months. During 1999, we realized accretion of $116,000 related to these shares. Net loss attributable to common shareholders for the year ended December 31, 1999 was $3,013,000 compared to net loss attributable to common shareholders of $18,306,000 for the year ended December 31, 1998.

   Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 Revenues. Total revenues for the year ended December 31, 1998 increased 52% to $13,178,000 from $8,651,000 for the year ended December 31, 1997. Oil and gas sales for the year ended December 31, 1998 increased 52% to $13,069,000 from $8,582,000. The increase was due to higher oil and gas production due to our drilling and recompletion program in 1998. Oil production for the year ended December 31, 1998 increased 17% to 230,000 barrels from 196,000 barrels for the year ended December 31, 1997 and gas production for the year ended December 31, 1998 increased 149% to 5,852,000 Mcf from 2,350,000 Mcf for the year ended December 31, 1997. These increases were somewhat offset by a decline in average oil and gas prices realized in 1998 from those realized in 1997. Average oil prices for the year ended December 31, 1998 decreased 33% to $12.99 per barrel from $19.31 per barrel for the year ended December 31, 1997 and average gas prices for the year ended December 31, 1998 decreased 16% to $1.72 per Mcf from $2.04 per Mcf for the year ended December 31, 1997.

   Oil and Gas Production Expenses. Oil and gas production expenses for the year ended December 31, 1998 increased 74% to $5,273,000 from $3,037,000 for the year ended December 31, 1997. The increase was primarily attributable to increased operating costs related to new wells drilled in 1998 and expansion and operation of our gas sweetening plant. Production tax and marketing expense per Mcfe decreased $0.06, or 19%, to $0.26 for the year ended December 31, 1998 from $0.32 for the year ended December 31, 1997. Lease operating expense per Mcfe decreased $0.07, or 13%, to $0.47 for the year ended December 31, 1998 from $0.54 for the year ended December 31, 1997. LOE per Mcfe in 1998 is lower due to higher average production rates per well for new wells and a higher proportion of gas production in 1998, which is less costly to produce than oil.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended December 31, 1998 increased 103% to $5,544,000 from $2,725,000 for the year ended December 31, 1997 due to increased oil and gas production. Depletion per Mcfe for the year ended December 31, 1998 decreased slightly to $0.73 from $0.74 for the year ended December 31, 1997, due to a higher ratio of reserve increases to capital expenditures in 1998. Due to the impairment of oil and gas properties in fourth quarter 1998, discussed below, the depletion rate per Mcfe is expected to decline in future periods.

   Impairment of Oil and Gas Properties. Impairment of oil and gas properties was $16,842,000 for the year ended December 31, 1998 compared to $24,000 for the year ended December 31, 1997. Under the full cost accounting rules of the Securities and Exchange Commission, we review the carrying value of our oil and gas properties each quarter on a country-by-country basis. Net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded. We recorded a non-cash charge in fourth quarter 1998 to write down our oil and gas properties by $16,842,000. In applying the "ceiling test," we used December 31, 1998 oil and gas prices of $10.03 per barrel of oil and $1.43 per Mcf of gas. The full cost ceiling is not intended to represent an estimate of the fair market value of our oil and gas properties. It is possible that we may incur additional ceiling test write-downs in the future. The impairment amount of $24,000 in 1997 relates to additional charges that came in after we impaired the costs incurred in 1996 related to an exploration venture in Belize, which drilled a dry hole. We currently operate only in the continental United States.

   Impairment of Mining Properties. In second quarter 1997, we reduced our note receivable from Laguna by $350,000, including accrued interest, in exchange for an overriding royalty interest in Laguna's mineral properties. Due to continued depressed gold prices, in fourth quarter 1997, we impaired this amount.

   General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 increased 13% to $2,562,000 from $2,274,000 for the year ended December 31, 1997 due to the hiring of additional personnel because of expanded operations. For the year ended December 31, 1998, we capitalized $884,000 more of general and administrative expenses directly related to our drilling program than was capitalized for the year ended December 31, 1997.

   Interest and Other Expenses. Interest and other expenses for the year ended December 31, 1998 increased 63% to $1,143,000 from $701,000 for the year ended December 31, 1997. The increase is primarily due to higher outstanding borrowings under our revolving line of credit and term loans in 1998.

   Equity in Loss of Affiliate. As a result of reducing our ownership interest in Laguna, for the years ended December 31, 1998 and 1997, we accounted for our investment in Laguna using the equity method of accounting. Our share of Laguna's 1997 net loss was in excess of the carrying value of our investment in and advances to Laguna by $2,733,000. Our share of Laguna's 1997 losses, up to the carrying amount of our investment in and advances to Laguna, totaled $3,244,000. We will not reflect our share of Laguna's future losses and may only reflect our share of Laguna's future earnings to the extent that they exceed our share of Laguna's 1997 and future net losses not recognized.

   Income Taxes. We incurred net operating losses for U.S. Federal income tax purposes in 1998 and 1997, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax benefit in our consolidated statement of operations for the years ended December 31, 1998 and 1997. At December 31, 1998, we had an NOL carryforward for U.S. Federal income tax purposes of $19,000,000, which will begin to expire in 2001.

   Net Loss. Net loss for the year ended December 31, 1998 increased 391% to $18,186,000 from $3,704,000 for the year ended December 31, 1997 as a result of the factors discussed above. Of the net loss for the year ended
December 31, 1998, $16,842,000 relates to a non-cash write down of oil and gas properties discussed above. Of the net loss for the year ended
December 31, 1997, $3,634,000 relates to Laguna losses and impairments. As discussed above, we will not reflect our share of Laguna's losses in the future and may only reflect our share of Laguna's future earnings to the extent that they exceed our share of Laguna's 1997 and future losses not recognized. We paid the 8% dividend of $108,000 and $161,000 on our $1,329,000 and $1,317,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock in each of the years ended December 31, 1998 and 1997, respectively, and realized accretion of $12,000 and $24,000, respectively. Beginning in April 1997, preferred dividend payments were reduced as a result of the conversion into common stock and redemption of Series B Preferred Stock, as discussed in Note 6 of the consolidated financial statements. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, has been reflected on the consolidated statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders. Net loss attributable to common shareholders for the year ended December 31, 1998 was $18,306,000 compared to net loss attributable to common shareholders of $4,292,000 for the year ended December 31, 1997.

Hedging Activities

   We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our credit agreement with Aquila, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila.

   We recognized hedging (losses) gains of ($102,000), $481,000 and ($615,000) for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1998, we terminated an energy swap entered into earlier in the year for 1999 production and received proceeds of $909,000, all of which is included in deferred revenue on our December 31, 1998 balance sheet and in oil and gas sales in our 1999 statement of operations.

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

   We relied upon our internal staff to assess our Year 2000 readiness. The costs associated with assessing our Year 2000 internal compliance and related systems modification, upgrading and testing were under $50,000. To date, we have not experienced any significant disruptions of our operations due to Year 2000 issues and do not anticipate any significant disruptions in the future.

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

   Inflation has not historically had a material impact on our financial statements, and management does not believe that we will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas industry.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

   We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas price volatility on a portion of our natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between the price of natural gas at Henry Hub and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes our derivative financial instrument position on our natural gas and crude oil production as of December 31, 1999. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of December 31, 1999. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging our production are expected to be offset by changes in the actual sales price received by us for our natural gas and crude oil production. See "Hedging Activities" above.

Natural Gas:
                                     Fixed Price
    Year            MMBtu            per MMBtu          Fair Value
    2000            5,400,000        $2.02              $(702,000)
    2001            1,452,000        $2.55                100,000
    2002            1,188,000        $2.55                 64,000
    2003              996,000        $2.55                  2,000
    2004              852,000        $2.55                (21,000)

Crude Oil:
                                     Fixed Price
    Year            MMBtu            per MMBtu          Fair Value
    2000            84,000           $18.73 - $22.35    $(219,000)
    2001            60,000           $17.38 - $18.61      (58,000)
    2002            60,000           $17.40               (74,000)
    2003            48,000           $17.40               (44,000)
    2004            48,000           $17.40               (38,000)

   Under our credit agreement with Aquila, we are required to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production. Accordingly, included above are agreements to hedge a total of 300,000 barrels of oil related to production for 2000 -- 2004 at fixed prices ranging from $17.40 - $22.35 per barrel and to hedge a total of 4,488,000 MMBtu of gas related to production for 2001 -- 2004 at a fixed price of $2.55 per MMBtu. In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,488,000 MMBtu for 2001 -- 2004 with a fair value of $(191,000).

Interest Rate Risk

   The table below provides information about our financial instruments sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                          Expected Maturity
                           (In thousands)

                 2000   2001   2002   2003   2004   Thereafter   Fair value
Long-term debt:
  Fixed rate     $399   $455   $609     $569 $3,497    --        $ 5,529
  Average interest
     rate        12.7%  12.7%  12.1%    12.8% 12.8%    --
  Variable rate  $ --   $ --   $ --   $32,890 $ --     --        $32,890
  Average interest
    rate           --     --     --     10.8%   --     --

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our Consolidated Financial Statements that constitute Item 8 follow the text of this Annual Report on Form 10-K. An index to the Consolidated Financial Statements appears at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the caption "Election of Directors" in our Proxy Statement for our June 2000, Annual Meeting of Shareholders, which is to be filed with the S.E.C. pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

   Information concerning our executive officers is set forth in Item 1 of
Part I of this report. Additional information concerning executive officers set forth in our Proxy Statement for our June 2000 Annual Meeting of Shareholders, which is to be filed with the S.E.C. pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

   The information set forth under the caption "Executive Compensation" in our Proxy Statement for our June 2000 Annual Meeting of Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Principal Shareholders" in our Proxy Statement for our June 2000 Annual Meeting of Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Party Transactions" in our Proxy Statement for our June 2000 Annual Meeting of Shareholders, which is to be filed with the S.E.C., pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements

     See the accompanying "Index to Consolidated Financial Statements" at page F-1, which lists the documents that are filed as a part of this report.

     (2)  Financial Statement Schedules

     The Financial Statements for the year ended December 31, 1999 of Laguna Gold Company are filed as financial statement schedules to this report.

     (3)  Exhibits

     See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(b)  Reports on Form 8-K:

   Since September 30, 1999, we have filed the following Periodic Reports on Form 8-K:

    Date of Report              Item(s) Reported

    December 2, 1999            Form 8K/A, amendment
    February 22, 2000           "Other Events" - Drilling Results
    March 20, 2000              "Other Events" - 1999 Results

(c)  Exhibits:

   See the Exhibit Index that follows the signature page to this report and is incorporated herein by this reference.

(d)  Financial statements of 50-percent-or-less-owned persons:

   The Financial Statements for the year ended December 31, 1999 of Laguna Gold Company are filed as financial statement schedules to this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Mallon Resources Corporation

    Date:  March 30, 2000         By:       /s/ George O. Mallon, Jr.
                                  -----------------------------------
                                      George O. Mallon, Jr.
                                      Principal Executive Officer

    Date:  March 30, 2000         By:       /s/ Alfonso R. Lopez
                                  -----------------------------------
                                      Alfonso R. Lopez
                                      Principal Financial Officer
                                      Principal Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Date:  March 30, 2000         By:       /s/ George O. Mallon, Jr.
                                  -----------------------------------
                                      George O. Mallon, Jr.
                                      Director

    Date:  March 30, 2000         By:       /s/ Kevin M. Fitzgerald
                                  -----------------------------------
                                      Kevin M. Fitzgerald
                                      Director

    Date:  March 30, 2000         By:       /s/ Roy K. Ross
                                  -----------------------------------
                                      Roy K. Ross
                                      Director

    Date:  March 30, 2000         By:       /s/ Peter H. Blum
                                  -----------------------------------
                                      Peter H. Blum
                                      Director

                                  EXHIBIT INDEX
Exhibit
Number   Document Description                                      Location
---------------------------------------------------------------------------
* 3.01   Amended and Restated Articles of Incorporation of the Company  (1)
* 3.02   Bylaws of the Company                                          (1)
* 3.03   Statement of Designations--Series B Preferred Stock            (2)
* 3.04   Shareholder Rights Agreement                                   (3)
10.01    Mallon Employee Bonus Pool                                      #
* 10.02  Equity Participation Plan, amended November 2, 1990            (4)
* 10.03  Stock Compensation Plan for Outside Directors                  (5)
* 10.04  1997 Equity Participation Plan                                 (6)
10.05    Employment Contract with CEO                                    #
10.06    Employment Contract with COO                                    #
10.07    Employment Contract of Executive Vice President                 #
10.08    Consulting Agreement with Bear Ridge Capital LLC                #
10.09    Severance and Sale Program                                      #
* 10.10  Stock Ownership Encouragement Program                          (7)
* 10.11  Promissory Note and Stock Pledge of CEO                         #
* 10.12  Promissory Note and Stock Pledge of COO                         #
* 10.13  Promissory Note and Stock Pledge of Executive Vice President    #
* 10.14  Aquila Energy Capital Credit Agreement,
            dated as of September 9, 1999                               (8)
* 10.15  Master Rental Contract with Universal Compression
            dated September 9, 1999                                     (8)
* 21.01  Subsidiaries                                                   (9)
____________________________
*    These exhibits were filed in previous filings with the S.E.C.
identified below.
1. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-4 (S.E.C. File No. 33-23076) filed on August 15, 1988.
2. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K dated August 24, 1995.
3. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K dated April 22, 1997.
4. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.
5. Incorporated by reference from Mallon Resources Corporation Exhibits to Registration Statement on Form S-8 (S.E.C. File No. 33-39635) filed on March 28, 1991.
6. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) definitive proxy statement for annual meeting of shareholders held June 6, 1997.
7. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K dated July 19, 1999.
8. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 8-K dated September 9, 1999.
9. Incorporated by reference from Mallon Resources Corporation (S.E.C. File No. 0-17267) Form 10-K for fiscal year ended December 31, 1990.

#    Filed herewith.

GLOSSARY OF CERTAIN INDUSTRY TERMS

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

    PV-10 or present value of estimated future net revenues. Estimated future net revenues discounted by a factor of 10% per annum, before income taxes and with no price or cost escalation or de-escalation, in accordance with guidelines promulgated by the S.E.C.

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

                 Index to Consolidated Financial Statements



                                                                     Page

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-4

Consolidated Statements of Shareholders' Equity                      F-5

Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                           F-8

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Mallon Resources Corporation:

We have audited the accompanying consolidated balance sheets of Mallon Resources Corporation (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mallon Resources Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States .

ARTHUR ANDERSEN LLP

Denver, Colorado
March 17, 2000

                        MALLON RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

ASSETS

                                                                                         December 31,
                                                                                         1999         1998
Current assets:
  Cash and cash equivalents                                                              $  1,230     $  1,733
  Accounts receivable:
    Oil and gas sales                                                                       1,315        1,076
    Joint interest participants, net of allowance of $43 and $43, respectively                559          650
    Related parties                                                                            53           89
    Other                                                                                     153           --
  Inventories                                                                                 200          375
  Other                                                                                        83           32
         Total current assets                                                               3,593        3,955

Property and equipment:
  Oil and gas properties, full cost method                                                103,315       93,624
  Natural gas processing plant                                                              8,341        8,275
  Other property and equipment                                                              1,084          989
                                                                                          112,740      102,888
Less accumulated depreciation, depletion and amortization                                 (53,428)     (48,748)
                                                                                           59,312       54,140

Notes receivable-related parties                                                               84           89
Debt issuance costs                                                                         1,885           61
Other, net                                                                                    552          207

Total Assets                                                                             $ 65,426     $ 58,452

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                                 $  4,883     $  4,424
  Undistributed revenue                                                                       934          945
  Accrued taxes and expenses                                                                   55          149
  Deferred revenue                                                                             --          909
  Current portion of long-term debt                                                           399        1,310
         Total current liabilities                                                          6,271        7,737

Long-term debt, net of unamortized discount of $3,146 and $-0-, respectively               34,874       27,183
Accrued expenses                                                                               --           39
         Total non-current liabilities                                                     34,874       27,222

Total liabilities                                                                          41,145       34,959

Commitments and contingencies (Note 5)

Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, liquidation preference and
  mandatory redemption of $1,352                                                            1,341        1,329

Mandatorily Redeemable Common Stock, $0.01 par value, 420,000 shares authorized,
  issued and outstanding, mandatory redemption of $5,250                                    3,450           --

Shareholders' equity:
  Common Stock, $0.01 par value, 25,000,000 shares authorized, 7,413,300 and 7,021,065
    shares issued and outstanding, respectively                                                74           70
  Additional paid-in capital                                                               77,013       74,103
  Accumulated deficit                                                                     (54,914)     (52,009)
  Notes receivable from shareholders                                                       (2,683)          --
         Total shareholders' equity                                                        19,490       22,164

Total Liabilities and Shareholders' Equity                                             $   65,426    $  58,452

The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)




                                                                                 For the Years Ended
                                                                                 December 31,
                                                                                 1999       1998       1997
Revenues:
  Oil and gas sales                                                              $13,138    $13,069    $ 8,582
  Interest and other                                                                 160        109         69
                                                                                  13,298     13,178      8,651

Costs and expenses:
  Oil and gas production                                                           5,107      5,273      3,037
  Depreciation, depletion and amortization                                         4,822      5,544      2,725
  Impairment of oil and gas properties                                                --     16,842         24
  Impairment of mining properties                                                     --         --        350
  General and administrative, net                                                  2,915      2,562      2,274
  Interest and other                                                               3,126      1,143        701
                                                                                  15,970     31,364      9,111

Equity in loss of affiliate                                                           --         --     (3,244)
Loss before extraordinary item                                                    (2,672)   (18,186)    (3,704)
Extraordinary loss on early retirement of debt                                      (105)        --         --
Net loss                                                                          (2,777)   (18,186)    (3,704)
Accretion of mandatorily redeemable common stock                                    (116)        --         --
Dividends and accretion on preferred stock                                          (120)      (120)      (185)
Preferred stock conversion inducement                                                 --         --       (403)

Net loss attributable to common shareholders                                    $ (3,013)  $(18,306)   $(4,292)


Basic loss per share:
  Loss attributable to common shareholders before extraordinary item            $  (0.40)  $  (2.61)   $ (0.92)
  Extraordinary loss                                                               (0.01)        --         --

Net loss attributable to common shareholders                                    $  (0.41)  $  (2.61)   $ (0.92)

Basic weighted average common shares outstanding                                   7,283      7,015      4,682












The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                                                                        Notes
                                                                 Additional             Receivable
                                               Common Stock      Paid-In    Accumulated from
                                               Shares    Amount  Capital    Deficit     Shareholders  Total
Balance, December 31, 1996                     4,384,562  $ 44    $56,707   $(34,847)    $    --      $ 21,904

  Employee stock options exercised                 3,650    --         --         --          --            --
  Stock issued to directors                        1,305    --          6         --          --             6
  Employee stock options granted                      --    --         82         --          --            82
  Issuance of common stock in
      public offering                          2,300,000    23     19,566         --          --        19,589
  De-consolidation of Laguna Gold
     Company                                          --    --     (4,808)     4,764          --           (44)
  Issuance of restricted common
     stock to officers                            25,000    --         62         --          --            62
  Issuance of common stock in exchange
     for Series B preferred stock                280,747     3      2,483         --          --         2,486
  Dividends on preferred stock                        --    --       (161)        --          --          (161)
  Accretion of preferred stock                        --    --         --        (24)         --           (24)
  Net loss                                            --    --         --     (3,704)         --        (3,704)

Balance, December 31, 1997                     6,995,264    70     73,937    (33,811)         --        40,196

  Employee stock options granted                      --    --        195         --          --           195
  Employee stock options exercised                13,657    --         12         --          --            12
  Stock issued to directors                          729    --         --         --          --            --
  Conversion of warrants                          11,415    --         --         --          --            --
  Issuance of restricted common stock
    to officers                                       --    --         67         --          --            67
  Dividends on preferred stock                        --    --       (108)        --          --          (108)
  Accretion of preferred stock                        --    --         --        (12)         --           (12)
  Net loss                                            --    --         --     (18,186)        --       (18,186)

Balance, December 31, 1998                     7,021,065    70     74,103     (52,009)        --        22,164

  Employee stock options granted                      --    --         66          --         --            66
  Employee stock options exercised               392,235     4      2,673          --     (2,622)           55
  Accrued interest receivable on notes
     from shareholders                                --    --         --          --        (61)          (61)
  Warrants issued to director                         --    --         25          --         --            25
  Extension of warrants' expiration date              --    --        217          --         --           217
  Accretion of mandatorily redeemable
     common stock                                     --    --         --        (116)        --          (116)
  Issuance of restricted common stock
    to officers                                       --    --         37          --         --            37
  Dividends on preferred stock                        --    --       (108)         --         --          (108)
  Accretion of preferred stock                        --    --         --         (12)        --           (12)
  Net loss                                            --    --         --      (2,777)        --        (2,777)

Balance, December 31, 1999                     7,413,300  $ 74    $77,013    $(54,914)    $(2,683)     $19,490




The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 For the Years Ended
                                                                                 December 31,
                                                                                 1999       1998       1997
Cash flows from operating activities:
  Net loss                                                                       $(2,777)   $(18,186)  $(3,704)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation, depletion and amortization                                       4,822       5,544     2,725
    Impairment of mining properties                                                   --          --       350
    Impairment of oil and gas properties                                              --      16,842        24
    Accrued interest expense added to long-term debt                                 998          --        --
    Accrued interest income added to notes receivable from shareholders              (60)         --        --
    Extraordinary loss                                                               105          --        --
    Equity in loss of affiliate                                                       --          --     3,244
    Stock compensation expense                                                       323         196       101
    Amortization of discount on long-term debt and installment obligation            188          22        22
    Provision for losses on accounts receivable                                       --          35        --
    Other                                                                             --          --        40
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                         (540)      2,097    (1,098)
        Inventory and other current assets                                           (22)       (169)     (176)
      Increase (decrease) in:
        Trade accounts payable and undistributed revenue                             408      (2,240)    4,579
        Accrued taxes and expenses                                                   (97)        147       (36)
        Deferred revenue                                                            (909)        909        --
        Drilling advances                                                             (1)       (132)     (333)
Net cash provided by operating activities                                          2,438       5,065     5,738

Cash flows from investing activities:
  Additions to property and equipment                                             (9,826)    (35,977)  (17,251)
  Proceeds from sale of property and equipment                                        --          40        --
  Purchase of subsidiary stock                                                        --          --       (55)
  Decrease (increase) in notes receivable-related parties                              5         (71)       (1)
  Other                                                                               --          --       (47)
Net cash used in investing activities                                             (9,821)    (36,008)  (17,354)

Cash flows from financing activities:
  Proceeds from long-term debt                                                    43,332      28,714     6,340
  Payments of long-term debt                                                     (34,404)       (222)   (9,608)
  Payment of installment obligation                                                  --         (400)     (377)
  Payment of lease obligations                                                       --       (2,061)      (76)
  Debt issuance costs                                                            (1,995)          --        --
  Net proceeds from sale of common stock in public offering                          --           --    19,589
  Payment of preferred dividends                                                   (108)        (108)     (161)
  Redemption of preferred stock                                                      --           --      (121)
  Proceeds from stock option exercises                                               55           12        --
Net cash provided by financing activities                                         6,880       25,935    15,586

Net (decrease) increase in cash and cash equivalents                               (503)      (5,008)    3,970
Cash and cash equivalents, beginning of year                                      1,733        6,741     2,771

Cash and cash equivalents, end of year                                        $   1,230    $   1,733   $ 6,741

(Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Continued)




                                                                                   For the Years Ended
                                                                                   December 31,
                                                                                   1999       1998       1997
Supplemental cash flow information:
  Cash paid for interest                                                           $ 1,988    $ 1,066    $  659

  Non-cash transactions:
    Acquisition of equipment under lease obligations                               $   --     $   315    $1,785
    Installment obligation (less unamortized discount) in exchange for property
        and equipment                                                                  --          --       733
    Reduction of note receivable from affiliate in exchange for mining properties      --          --       350
    Sale of common stock in exchange for notes receivable from shareholders         2,622          --        --




































The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations:

   Mallon Resources Corporation ("Mallon" or the "Company") was incorporated on July 18, 1988 under the laws of the State of Colorado. The Company engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. Mallon operates its business and reports its operations as one business segment. The Company also has an interest in Laguna Gold Company ("Laguna"), a company that holds mineral interests in Costa Rica.

Principles of Consolidation:

   The consolidated financial statements include the accounts of Mallon Oil and all of its wholly-owned subsidiaries. The Company accounts for its investment in Laguna using the equity method of accounting. All significant intercompany transactions and accounts have been eliminated from the consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments:

   Cash and cash equivalents include investments that are readily convertible into cash and have an original maturity of three months or less. All short-term investments are held to maturity and are reported at cost.

Fair Value of Financial Instruments:

   The Company's on-balance sheet financial instruments consist of cash, cash equivalents, accounts receivable, notes receivable, inventories, accounts payable, other accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1999 and 1998, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount. The Company's off-balance sheet financial instruments consist of derivative instruments which are intended to manage commodity price risks (see Note 12).

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

   Estimated abandonment costs (including plugging, site restoration, and dismantlement expenditures) are accrued if such costs exceed estimated salvage values, as determined using current market values and other information. Abandonment costs are estimated based primarily on environmental and regulatory requirements in effect from time to time. At December 31, 1999 and 1998, in management's opinion, the estimated salvage values equaled or exceeded estimated abandonment costs.

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

Hedging Activities:

   The Company's use of derivative financial instruments is limited to management of commodity price and interest rate risks. Gains and losses on such transactions are accounted for as part of the transaction being hedged. If an instrument is settled early, any gains or losses are deferred and recognized as part of the transaction being hedged (see Note 12).

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, but early adoption is permitted. SFAS No. 133 cannot be applied retroactively.

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

Per Share Data:

   Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Convertible Preferred Stock were converted to common stock. The consolidated statement of operations for 1999, 1998 and 1997 reflect only basic earnings per share because the Company was in a loss position for all years presented and all common stock equivalents are anti-dilutive.

Use of Estimates and Significant Risks:

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, valuation allowance for deferred tax assets, and useful lives for purposes of calculating depreciation, depletion and amortization. Actual results could differ from those estimates.

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

NOTE 2. OIL AND GAS PROPERTIES

   Under the full cost accounting rules of the Securities and Exchange Commission, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. The Company recorded a charge in the fourth quarter of 1998 to write down its oil and gas properties by $16,842,000. In applying the "ceiling test," the Company used December 31, 1998 oil and gas prices of $10.03 per barrel of oil and $1.43 per Mcf of gas.

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

NOTE 3. LAGUNA GOLD COMPANY

   Mallon owns an approximate 35% interest in Laguna and accounts for its interest in Laguna using the equity method. The Company's share of Laguna's cumulative net loss is in excess of Mallon's carrying value of its investment in and advances to Laguna. As a result, the Company will not reflect its share of Laguna's future losses and may only reflect its share of Laguna's future earnings to the extent that they exceed the Company's share of Laguna's 1997 and future net losses not recognized.

   A summary of the results of operations and assets, liabilities and shareholders' equity of Laguna follows (unaudited):

                                              1999      1998      1997
                                              (In thousands)
Results of operations:
   Revenues                                   $  120    $   237   $     91
   Net loss                                     (295)    (1,259)   (10,702)
Assets, liabilities and shareholders' equity
(end of period):
   Current assets                                886      4,232        485
   Other assets                                  322      3,624        999
      Total assets                             1,208      7,856      1,484
   Current liabilities                           788        999         62
   Other liabilities                              --      6,086      2,167
   Shareholders' equity (deficit)                420        771       (745)

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

   Long-term debt consists of the following:
**

                                                          1999     1998
                                                          (In thousands)
Note payable to Aquila Energy Capital Corporation,
    due 2003                                              $32,890  $   --
Less unamortized discount (effective rate of 13.8%)        (3,146)     --
                                                           29,744      --
Lease obligation to Universal Compression, Inc.             5,390      --
8.5% unsecured note payable to Bank One, Colorado, N.A.,
   due 2002                                                   139      150
Bank One revolving line of credit                              --   22,060
Bank One equipment loan                                        --    6,283
                                                           35,273   28,493
Less current portion                                         (399)  (1,310)

    Total                                                 $34,874  $27,183

   The Company had a revolving line of credit (the "Bank One Facility") with Bank One, Texas, N.A. The Bank One Facility consisted of two separate lines of credit: a primary revolving line of credit and a term loan commitment of $6.5 million (the "Equipment Loan").

   In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. The borrowing base is subject to redetermination annually on or before April 30. At December 31, 1999, the Company had drawn $32.9 million, including accrued interest, under the Aquila Credit Agreement, of which $28.0 million was used to retire the Bank One Facility. Unamortized loan origination fees of $105,000 related to the Bank One Facility are included in extraordinary loss on early retirement of debt in the Company's consolidated statement of operations for 1999. Approximately $1.7 million of the initial funds drawn under the Aquila Credit Agreement was used to pay transaction costs and $1.0 million was used to pay outstanding accounts payable. Additional funds will be advanced as the Company's development drilling program proceeds. Principal payments on the four-year loan began in November 1999 based on the Company's cash flow from operations, as defined, less advances for the Company's development drilling program. The Company's management does not anticipate making any principal payments for the next 12 months because it expects drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila Credit Agreement is secured by substantially all of the Company's oil and gas properties and contains various covenants and restrictions, including ones that could limit the Company's ability to incur other debt, dispose of assets, or change management. Interest on the amounts outstanding under the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The weighted average interest rate for borrowings outstanding under the Aquila Credit Agreement at December 31, 1999 was 10.5%. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, the Company also entered into an Agency Agreement with Aquila under which the Company pays a marketing fee equal to 1% of the net proceeds from the sale of the Company's oil and gas production.

   The Company paid approximately $2.0 million in debt issue costs in connection with the establishment of the Aquila Credit Agreement. These costs are reflected, net of amortization, in the Company's December 31, 1999 consolidated balance sheet, as debt issuance costs. The costs are being amortized over a 48-month period using the effective interest rate method. Amortization expense of $109,000 is included in the Company's 1999 consolidated statement of operations related to these costs.

   In conjunction with the establishment of the Aquila Credit Agreement, the Company issued to Aquila 420,000 shares of the Company's common stock (see
Note 7).

   In September 1999, the Company also entered into a sale-leaseback agreement with Universal Compression, Inc. to refinance and retire the Equipment Loan under the Bank One Facility. The Company also terminated its interest rate swap agreement related to the Equipment Loan in September 1999 for a gain of $3,500. The sale-leaseback was recorded as a financing under the provisions of SFAS No. 98, "Accounting for Leases." The $5.5 million obligation has a five-year term with monthly payments beginning in September 1999. The Company made principal payments totaling $110,000 to Universal Compression during 1999. The obligation bears interest at an imputed interest rate of 12.8%. During 1999, prior to its retirement, the Company made principal payments of $783,000 on the Equipment Loan.

   In July 1998, the Company negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for the Company's field office. The Company drew $155,000 on this loan during 1998. Principal and interest (at 8.5%) is payable quarterly beginning October 1, 1998. The Company repaid $11,000 and $5,000 of this loan during 1999 and 1998, respectively. In March 1999, the due date of the loan was extended from July 1999 to April 2002.

   Outstanding debt at December 31, 1999 is payable as follows:

                                                            (In thousands)
    2000                                                      $   399
    2001                                                          455
    2002                                                          609
    2003                                                       33,459
    2004                                                        3,497
    Thereafter                                                     --

                                                              $38,419

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases:

   The Company leases office space, office equipment and vehicles under non-cancelable leases which expire in 2002. Rental expense is recognized on a straight-line basis over the terms of the leases. The total minimum rental commitments at December 31, 1999 are as follows:

                                                            (In thousands)
    2000                                                       $366
    2001                                                        315
    2002                                                         77
    2003                                                          2
    2004                                                         --
    Thereafter                                                   --

                                                               $760

   Rent expense was $313,000, $233,000 and $156,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Contingencies:

   In December 1998, Del Mar Drilling Company ("Plaintiff") filed a civil action against Mallon Oil. Plaintiff seeks damages for an alleged breach of contract in the amount of $348,100, plus interest, costs and attorney's fees. The Company believes the Plaintiff's case is without merit, and intends to defend itself, vigorously. Mediated settlement negotiations have been unsuccessful and a trial in the late summer of 2000 is anticipated.
The final outcome of this matter cannot yet be predicted, however the Company believes that the final results of the lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

   In April 1999, Mallon Oil filed a civil action that is now pending. The action is to collect approximately $265,000 of unpaid joint-interest billings from Wadi Petroleum, Inc. in certain oil and gas properties operated by the Company. The defendant has filed counter-claims, in which it alleges fraud and other claims against the Company. The Company believes that it has reached agreement with the defendant as to a complete settlement of the matter, but final documents effectuating the agreement are still being negotiated. The settlement, if finally implemented, will result in a judgment in favor of the Company in the amount of $150,000 being entered against the defendant, the defendant assigning to the Company certain interests it owns in certain oil and gas properties, and the Company agreeing to refrain from seeking to collect on the judgement for a period of two years.

   In 1992, the Minerals Management Service commenced an audit of royalties payable on production from certain oil and gas properties in which the Company owns an interest. The audit was initiated against the predecessor operator of the properties, but the Company has since undertaken primary responsibility for resolving matters that arise out of the audit. The Company's liability with respect to the predecessor operator's liability is limited to $100,000. However, the Company may have an additional liability with respect to transactions that have occurred subsequent to its purchase of the oil and gas properties in question. The audit focused on several matters, the most significant of which were the manner in which production is measured and the manner in which royalties are calculated and accounted for. Certain alleged deficiencies preliminarily suggested by the audit were contested. Determinations contrary to several of the Company's positions were rendered in June 1999, which the Company has determined not to appeal. Certain key items relating to the calculation of royalty issue have yet to be determined. The Company believes it can negotiate a measurement protocol that is acceptable to all interested parties, which will not have a material adverse effect on the Company. The Company has recently determined to also attempt to negotiate a private protocol addressing the manner in which royalties are calculated and accounted for, as well. Until a final ruling is rendered or a new protocol is agreed upon, it is not possible for the Company to estimate its potential liability relating to these issues with any certainty.

NOTE 6. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In April 1994, the Company completed the private placement of 400,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock, $0.01 par value per share (the "Series B Stock"). The Series B Stock bears an 8% dividend payable quarterly, and is convertible into shares of the Company's common stock at a current adjusted conversion price of $10.28 per share. Proceeds from the placement were $3,774,000, net of stock issue costs of $226,000. In connection with the Series B Stock, dividends of $108,000, $108,000 and $161,000 were paid in 1999, 1998 and 1997, respectively.
Accretion of preferred stock issue costs was $12,000, $12,000 and $24,000 in 1999, 1998 and 1997, respectively.

   Mandatory redemption of the Company's Series B Stock was to begin in April 1997, when 20% of the outstanding shares, or 80,000 shares, were to be redeemed for $800,000. The Company extended an offer to all holders of the Series B Stock to convert their shares into shares of the Company's common stock at a conversion price of $9.00, rather than the $11.31 conversion price otherwise then in effect. In April 1997, holders of 252,675 shares of Series B Stock elected to convert their shares into 280,747 shares of the Company's common stock. The excess of the fair value of the common stock issued at the $9.00 conversion price over the fair value of the common stock that would have been issued at the $11.31 conversion price, totaling $403,000, is reflected on the statement of operations for the year ended December 31, 1997 as an increase to the net loss attributable to common shareholders for preferred stock conversion inducement. In addition, the Company redeemed 12,125 shares of Series B Stock at $10.00 per share. After these transactions, 135,200 shares of Series B Stock remain outstanding.
The Company will be required to redeem 55,200 shares in April 2000 and the remaining 80,000 shares in April 2001. The Company plans to make the April 2000 redemption with available funds. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days.

NOTE 7. MANDATORILY REDEEMABLE COMMON STOCK

   In September 1999, in conjunction with the establishment of the Aquila Credit Agreement, the Company issued to Aquila 420,000 shares of the Company's common stock, which were recorded as Mandatorily Redeemable Common Stock in the accompanying consolidated balance sheet, based on the market value of the Company's common stock on the date of issuance. Aquila has a one-time right to require the Company to purchase the 420,000 shares at $12.50 per share during the 30-day period beginning September 9, 2003. The difference between the value of the shares at the redemption price of $12.50 per share and the market value of the shares on the date of issuance will be accreted to the redemption date using the effective interest method. Accretion of $116,000 was recorded during the year ended December 31, 1999 as a direct charge to retained earnings and was included in the net loss attributable to common shareholders in the Company's consolidated statement of operations for 1999.

NOTE 8. CAPITAL

Preferred Stock:

   The Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock having a par value of $.01 per share, to establish the number of shares to be included in each series, and to fix the designation, rights, preferences and limitations of the shares of each series. None of these shares of preferred stock were outstanding at December 31, 1999 or 1998.

Common Stock:

   The Company has reserved approximately 131,518 shares, as adjusted, of common stock for issuance upon possible conversion of the remaining Series B Stock.

   In December 1997, the Company sold 2,300,000 shares of its common stock in a public offering at $9.25 per share. The Company received proceeds of approximately $19,589,000, net of offering costs of $1,686,000. The net proceeds were used primarily to finance the drilling and development of the Company's New Mexico oil and gas properties.

Warrants:

   The Company has outstanding warrants to purchase an aggregate of 278,023 shares of common stock, as described below.

   In July 1999, the Company entered into a financial consulting services contract with Bear Ridge Capital LLC. Under the contract, Bear Ridge Capital is paid a monthly retainer and was issued warrants to purchase an aggregate of 40,000 shares of the Company's common stock at a per share exercise price of $0.01. Warrants covering 10,000 shares vest on July 1, 2001. The remaining warrants do not vest except in the event of certain corporate transactions. The warrants expire December 31, 2004. Bear Ridge Capital is wholly-owned by one of the Company's directors. During 1999, the Company recorded $25,000 of stock compensation expense related to these warrants.

   Warrants to purchase an aggregate of 78,023 shares of the Company's common stock at an adjusted exercise price of $8.01 per share were issued in June 1995 to the holders of Laguna's Series A Preferred Stock in connection with the private placement of that stock. The warrants expire June 30, 2000.

   In October 1998, several members of the Company's Board of Directors purchased from a third party 40,000 (of 160,000) warrants with an exercise price of $7.80 per share issued by the Company in October 1996. On
December 11, 1998, the exercise price of all 160,000 outstanding warrants was reduced to $6.88 per share, the closing price of the Company's stock on that day. The repricing of the warrants was done in conjunction with the repricing of the Company's stock options as discussed in Note 10. The warrants originally were to expire on October 16, 2000. In October 1999, the Company extended the expiration date of all 160,000 outstanding warrants from October 16, 2000 to December 31, 2002. As a result of the extension, the Company recorded approximately $217,000 of stock compensation expense in fourth quarter 1999.

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

NOTE 9. SHAREHOLDER RIGHTS PLAN

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

   If any person actually acquires 20% or more of Common Shares -- other than through a tender or exchange offer for all Common Shares that provides a fair price and other terms for such shares -- or if a 20% or more shareholder engages in certain "self-dealing" transactions or engages in a merger or other business combination in which the Company survives and its Common Shares remain outstanding, the other shareholders will be able to exercise the Rights and buy Common Shares of the Company having twice the value of the exercise price of the Rights. In other words, payment of the $40.00 per Right exercise price will entitle the holder to acquire $80.00 worth of Common

Shares. Additionally, if the Company is involved in certain other mergers where its shares are exchanged, or certain major sales of assets occur, shareholders will be able to purchase the other party's common shares in an amount equal to twice the value of the exercise price of the Rights.

   The Company will be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public announcement that a person has acquired a 20% ownership position in Common Shares of the Company. The Company in its discretion may extend the period during which it can redeem the Rights.

NOTE 10. STOCK COMPENSATION

   At December 31, 1999, the Company had two stock-based compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated market value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period, with a corresponding increase in shareholders' equity. Compensation costs charged against income for all plans were $21,000, $128,000 and $38,000 for 1999, 1998 and 1997, respectively.

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

   In June 1997, the shareholders approved the Mallon Resources Corporation 1997 Equity Participation Plan (the "1997 Plan") under which shares of common stock have been reserved to provide employees, consultants and directors of the Company with incentive compensation. The 1997 Plan is administered by a Committee of the Board of Directors who may, in its sole discretion, select the participants, and determine the number of shares of common stock to be subject to incentive stock options, non-qualified options, stock appreciation rights and other stock awards in accordance with the provisions of the 1997 Plan. The aggregate number of shares of common stock that may be issued under the 1997 Plan is equal to 11% of the number of outstanding shares of common stock from time to time. This authorization may be increased from time to time by approval of the Board of Directors and by the ratification of the shareholders of the Company. No options were granted under the 1997 Plan during 1999. In 1998, the Committee approved the grant of 271,842 stock options at fair market value. In 1997, the Committee approved the grant of 501,850 stock options of which 481,850 were granted at fair market value and 20,000 were granted with an exercise price of $0.01 each. The options vest over a period of up to five years and expire over a maximum of 10 years from the date of grant.

   On December 11, 1998, the Company's Board of Directors reduced the exercise price of substantially all outstanding options to purchase shares of the Company's common stock to $6.88 per share, the closing price of the stock on that day. A total of 230,629 options with an original exercise price of $7.50 and 478,850 options with an original exercise price of $8.38 were repriced.

   The following table summarizes activity with respect to all outstanding stock options.

                                                            Weighted
                                                            Average
                                                Shares      Exercise Price
Outstanding at December 31, 1996                 69,577     0.04
  Granted                                       501,850     6.88
  Exercised                                      (3,650)    0.04
  Forfeited                                     (19,500)    0.04
Outstanding at December 31, 1997                548,277     6.06
  Granted                                       282,784     6.36
  Exercised                                     (13,657)    0.89
  Forfeited                                          --       --
Outstanding at December 31, 1998                817,404     6.25
  Granted                                         3,000     8.50
  Exercised                                    (392,235)    6.82
  Forfeited                                     (10,200)    6.88
Outstanding at December 31, 1999                417,969    $5.71

Options exercisable:
  December 31, 1997                             160,277    $5.89
  December 31, 1998                             497,304    $6.16
  December 31, 1999                             200,017    $4.95

   The weighted average remaining contractual life of the options outstanding under both the 1988 Equity Plan and 1997 Plan at December 31, 1999 is approximately 7 years.

   In 1997, the Company granted to a consultant options to purchase 3,000 of the Company's common shares at $8.50 per share, exercisable from November 1997 to December 2000. In 1999, the Company granted this same individual additional options to purchase 3,000 of the Company's common shares at $8.50 per share, exercisable from January 1999 to December 2001. These options were not part of either the 1988 Equity Plan or the 1997 Plan. During 1999, the Company recorded $22,000 of compensation expense related to these options.

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

   The Stock Compensation Plan for Outside Directors ("the Stock Compensation Plan") provides that the Company's outside directors will be compensated by periodically granting them shares of the Company's $0.01 par value common stock worth $1,000 for each board meeting, but no less than $4,000 per year, for each outside director. The Company expensed $-0-, $-0-and $6,000 for the years 1999, 1998 and 1997, respectively, in relation to the Stock Compensation Plan. In July 1997, the Company started compensating the outside directors in cash and discontinued the stock grants under this plan. In 1998, 10,942 stock options under this plan were issued to the outside directors at fair market value. All available awards under this plan have been granted.

   In April 1997, the Company granted a total of 25,000 shares of restricted common stock to three of its officers as an inducement to continue in its employ. The fair market value of the shares at the date of grant will be charged ratably over the vesting period of three years. The Company charged $37,000, $67,000 and $62,000 against income in 1999, 1998 and 1997, respectively, related to this grant. The grant of restricted stock is not a part of the Company's equity plans.

   Had compensation expense for the Company's 1999, 1998 and 1997 grants of stock-based compensation been determined consistent with the fair value based method under SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, and the net loss per share attributable to common shareholders would approximate the pro forma amounts below:


                                     1999                     1998                     1997
                                     As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
Net loss                             $(2,777)     $(3,266)    $(18,186)    $(19,107)   $(3,704)     $(4,048)
Net loss attributable to
   common shareholders                (3,013)      (3,502)     (18,306)     (19,227)    (4,292)      (4,636)
Net loss per share attributable to
   common shareholders                 (0.41)       (0.48)       (2.61)       (2.74)     (0.92)       (0.99)


   The fair value of each option is estimated as of the grant date, using the Black-Scholes option-pricing model, with the following assumptions:

                              1999        1998        1997
Risk-free interest rate        6.3%        4.75%        6.0%
Expected life (in years)         5            4           4
Expected volatility           69.5%        64.6%       59.0%
Expected dividends             0.0%         0.0%        0.0%

Weighted average fair value
   of options granted        $5.28        $3.59       $4.49

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

   In September 1999, certain officers of the Company exercised options to purchase 381,360 shares of common stock at an exercise price of $6.88 per share, and borrowed funds from the Company to do so. The notes bear interest at 7%, which is due along with the principal in August 2002. The notes and accrued interest have been reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet.

NOTE 11. BENEFIT PLANS

   Effective January 1, 1989, the Company and its affiliates established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan"). The Company and its affiliates match contributions to the 401(k) Plan in an amount up to 25% of each employee's monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company which, at the sole discretion of the Compensation Committee, are adequate to justify a corporate contribution. For the years ended December 31, 1999, 1998 and 1997, the Company made matching contributions of $32,000, $28,000 and $22,000, respectively. No discretionary contributions were made during any of the three years ended December 31, 1999.

   The Company maintains a program which provides bonus compensation to employees from oil and gas revenues which are included in a pool to be distributed at the discretion of the Chairman of the Board. For the years ended December 31, 1999, 1998 and 1997, a total of $141,000, $130,000 and
$89,000, respectively, was distributed to employees.

NOTE 12. HEDGING ACTIVITIES

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

   The following table indicates the Company's outstanding energy swaps at December 31, 1999:

             Annual                                 Market Price
Product      Production  Fixed Price    Duration    Reference
Gas (MMbtu)  5,400,000   $2.02          1/00-12/00  El Paso Natural Gas (San Juan)
Gas (MMbtu)  1,452,000   $2.55          1/01-12/01  NYMEX (Henry Hub)
Gas (MMbtu)  1,188,000   $2.55          1/02-12/02  NYMEX (Henry Hub)
Gas (MMbtu)    996,000   $2.55          1/03-12/03  NYMEX (Henry Hub)
Gas (MMbtu)    852,000   $2.55          1/04-12/04  NYMEX (Henry Hub)

Oil (Bbls)      84,000   $18.73-$22.35  1/00-12/00  NYMEX
Oil (Bbls)      60,000   $17.38-$18.61  1/01-12/01  NYMEX
Oil (Bbls)      60,000   $17.40         1/02-12/02  NYMEX
Oil (Bbls)      48,000   $17.40         1/03-12/03  NYMEX
Oil (Bbls)      48,000   $17.40         1/04-12/04  NYMEX

   For the years ended December 31, 1999, 1998 and 1997, the Company's (losses) gains under its swap agreements were $(102,000), $481,000 and $(615,000), respectively, and are included in oil and gas sales in the Company's consolidated statements of operations. At December 31, 1999, the estimated net amount the Company would have paid to terminate its outstanding energy swaps and basis swaps, described above, was approximately $1,181,000.

   In December 1998, the Company terminated an energy swap entered into earlier in the year for 1999 production and received proceeds of $909,000, all of which is included in deferred revenue on the Company's December 31, 1998 balance sheet and is included in oil and gas sales in the Company's 1999 consolidated statement of operations.

NOTE 13. MAJOR CUSTOMERS

   Sales to customers in excess of 10% of total revenues for the years ended December 31, 1999, 1998 and 1997 were:

                              1999      1998      1997
                                   (In thousands)
    Customer A                $4,087    $   --    $   --
    Customer B                 2,368     6,610        --
    Customer C                 2,347        --        --
    Customer D                 2,025     2,155     1,887
    Customer E                    --        --     1,335

NOTE 14. INCOME TAXES

   The Company incurred a loss for book and tax purposes in all periods presented. There is no income tax benefit or expense for the years ended December 31, 1999, 1998 or 1997.

   Deferred tax assets are comprised of the following as of December 31, 1999 and 1998:

                                                  1999           1998
                                                  (In thousands)
Deferred Tax Assets:
  Net operating loss carryforward                 $ 10,395       $  7,098
  Oil, gas and other property basis differences      1,718          3,600
  Other                                                249            171
     Total deferred tax assets                      12,362         10,869

Less valuation allowance                           (12,362)       (10,869)

     Net deferred tax assets                      $     --       $     --

   At December 31, 1999, for Federal income tax purposes, the Company had a net operating loss ("NOL") carryforward of approximately $28,000,000, which expires in varying amounts between 2001 and 2020.

NOTE 15. SEGMENT INFORMATION

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 changes the way the Company reports information about its operating segments. The Company's reportable business segments have been identified based on the differences in products provided. For all periods presented, the Company has one reportable segment - oil and gas exploration and production. Refer to Note 17 for information on the Company's oil and gas exploration and production activities for 1999, 1998 and 1997.

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

   During the years ended December 31, 1999, 1998 and 1997, the Company paid legal fees of $-0-, $-0- and $4,000, respectively, to a law firm of which a director of the Company is a senior partner.

   In July 1999, the Company entered into a financial consulting services contract with Bear Ridge Capital LLC., which is wholly-owned by one of the Company's directors. Under the contract, Bear Ridge Capital is paid a monthly retainer and was issued warrants to purchase an aggregate of 40,000 shares of the Company's common stock at a per share exercise price of $0.01 (see Note 8). During 1999, the Company paid Bear Ridge Capital $110,000 in fees and expensed $25,000 in stock compensation expense related to the warrants.

   In 1997, the Company paid fees of $72,500 to two investment banking firms in which one of the Company's current directors was a principal. In addition, one of these investment banking firms earned commissions and other fees of approximately $388,000 in connection with the Company's December 1997 public stock sale. At the time such amounts were paid or earned, the individual was not a director of the Company.

NOTE 17. SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

   Certain historical costs and operating information relating to the Company's oil and gas producing activities as of and for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                     1999        1998        1997
                                                                     (In thousands)
Capitalized Costs Relating to Oil and Gas Activities:
  Oil and gas properties (2) (3)                                     $103,315    $ 93,624    $ 63,148
  Natural gas processing plant                                          8,341       8,275       2,760
  Accumulated depreciation, depletion and amortization                (52,884)    (48,297)    (26,011)(1)

                                                                     $ 58,772    $ 53,602    $ 39,897

Costs Incurred in Oil and Gas Producing Activities:
  Property acquisition costs                                         $    123    $  1,459    $  1,847
  Exploration costs                                                     2,080       2,091          59(1)
  Development costs:
    Gas plant processing                                                   80       5,497       2,760
    Pipeline                                                            1,646       3,970          --
    Salt water disposal                                                   326       1,527          --
    Drilling                                                            5,502      21,447      15,067

                                                                     $  9,757    $ 35,991    $ 19,733

Results of Operations from Oil and Gas Producing Activities:
  Oil and gas sales                                                  $ 13,138    $ 13,069    $  8,582
  Lease operating expense                                              (5,107)     (5,273)     (3,037)
  Depletion and depreciation                                           (4,587)     (5,443)     (2,625)
  Impairment of oil and gas properties                                     --     (16,842)        (24)

  Results of operations from oil and gas producing activities        $  3,444    $(14,489)   $  2,896
        __________


(1)  Offshore Belize -- all other items relate to U.S. operations.

(2) At December 31, 1998, the net book value of the Company's oil and gas properties exceeded the net present value of the underlying reserves by $16,842,000. Accordingly, the Company wrote-down its oil and gas properties at December 31, 1998. At December 31, 1999 and 1997, the net present value of the underlying reserves exceeded the net book value of the Company's oil and gas properties.

(3) Includes $1,285,000 of unevaluated property cost not being amortized at December 31, 1999, of which $111,000, $661,000 and $265,000 were incurred in
1999, 1998 and 1997, respectively. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within 5 years.

Estimated Quantities of Proved Oil and Gas Reserves (unaudited):

   Set forth below is a summary of the changes in the net quantities of the Company's proved crude oil and natural gas reserves estimated by independent consulting petroleum engineering firms for the years ended December 31, 1999, 1998 and 1997. All of the Company's reserves are located in the continental United States.

                                                         Oil        Gas
                                                         (MBbls)    (MMcf)
Proved Reserves
  Reserves, December 31, 1996                             1,707      24,285
    Acquisitions of reserves in place                        --       3,968
    Extensions, discoveries and additions                   340      29,858
    Production                                             (196)     (2,350)
    Revisions                                              (470)     (5,889)

  Reserves, December 31, 1997                             1,381      49,872
    Acquisitions of reserves in place                        17       1,119
    Extensions, discoveries and additions                     7      43,510
    Production                                             (230)     (5,852)
    Revisions                                                89      (4,488)

  Reserves, December 31, 1998                             1,264      84,161
    Extensions, discoveries and additions                   482      47,020
    Production                                             (172)     (5,600)
    Revisions                                               322     (33,056)

  Reserves, December 31, 1999                             1,896      92,525

Proved Developed Reserves
  December 31, 1997                                       1,110      24,709
  December 31, 1998                                         945      65,786
  December 31, 1999                                       1,204      38,539

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (unaudited):

   The following summary sets forth the Company's unaudited future net cash flows relating to proved oil and gas reserves, based on the standardized measure prescribed in SFAS No. 69, for the years ended December 31, 1999, 1998 and 1997:

                                           1999        1998        1997
                                           (In thousands)
Future cash in-flows                       $240,007    $133,311    $119,335
Future production costs                     (80,667)    (47,850)    (31,041)
Future development costs                    (31,059)    (13,627)     (8,967)
Future income taxes                         (16,514)         --     (11,140)
Future net cash flows                       111,767      71,834      68,187
Discount at 10%                             (48,719)    (28,495)    (27,022)

Standardized measure of discounted future
   net cash flows, end of year             $ 63,048    $ 43,339    $ 41,165

   Future net cash flows were computed using yearend prices and yearend statutory income tax rates (adjusted for permanent differences, operating loss carryforwards and tax credits) that relate to existing proved oil and gas reserves in which the Company has an interest. The Company's oil and gas hedging agreements at December 31, 1999 described in Note 12, do not have a material effect on the determination of future oil and gas sales.

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997:


                                                                             1999        1998        1997
                                                                             (In thousands)
Standardized measure, beginning of year                                      $ 43,339    $ 41,165    $ 36,011
Net revisions to previous quantity estimates and other                        (10,881)     (3,159)      2,022
Extensions, discoveries, additions, and changes in timing of production,
   net of related costs                                                        30,107      21,189     27,642
Purchase of reserves in place                                                      --         617      1,720
Net change in future development costs                                        (11,759)        461       (793)
Sales of oil and gas produced, net of production costs                         (8,031)     (5,545)    (5,545)
Net change in prices and production costs                                      25,374     (22,643)   (23,496)
Accretion of discount                                                           4,215       4,529        341
Net change in income taxes                                                     (9,316)      6,725      3,263

Standardized measure, end of year                                            $ 63,048    $ 43,339   $ 41,165


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

                            LAGUNA GOLD COMPANY

                             FINANCIAL SECTION
              Expressed in U.S. Dollars, unless otherwise stated.




                                                                      PAGE

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                               2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                6

CONSOLIDATED BALANCE SHEETS -
December 31, 1999 and 1998                                              7

CONSOLIDATED STATEMENTS OF OPERATIONS -
For the Years Ended December 31, 1999, 1998 and 1997                    8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1999, 1998 and 1997                    9

CONSOLIDATED STATEMENTS OF CASH FLOWS  -
For the Years Ended December 31, 1999, 1998 and 1997                   10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Summary
The following is a discussion of the significant factors influencing the operating results of Laguna Gold Company ("Laguna" or the "Company") for the years ended December 31, 1999, 1998 and 1997. In 1999, a decision was made to suspend operations at the Rio Chiquito gold mine in Costa Rica. The majority of the Company's capital has been used for payment of exploration, mine development, equipment, materials, construction, mining and general and administrative expense ("G&A"). This discussion should be read in conjunction with the consolidated financial statements and related notes included herein.

The Company and its operations are subject to numerous risks and uncertainties. Among these are risks related to the mining business (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of commodity prices, uncertainties related to the estimation of reserves and the value of such reserves, the effects of competition and extensive environmental regulation, the uncertainties related to foreign operations, and many other factors, many of which are necessarily out of the Company's control. Exploration activities are subject to numerous risks, including the risk that no commercially viable ore bodies will be discovered.

Liquidity and Capital Resources
In March 1999, the crushing plant at Rio Chiquito had been completed and placement of ore on the heap leach pad had begun.

In May 1999, the Company suspended operations at the Rio Chiquito Gold Mine in Costa Rica. Following commencement of ore mining, variances between actual and predicted gold grade and recovery were encountered. The Company started a confirmation drilling program and suspended operations to evaluate these findings. The Company retained The Winters Company (TWC) of Tucson, Arizona to review the mine production data to determine the reasons for the variances. Concurrently, the Company retained JAC International L.L.C. (JAC) to develop a new higher-resolution resource block model to investigate the underground mining potential. The Company also commissioned TWC to review the new resource block model and to study an underground mine and milling scenario. Based on the results of the studies performed by TWC, management determined that the Rio Chiquito open pit mine plan was not feasible and any development of the Rio Chiquito ore body would be on the basis of an underground mine plan. Consequently, the Company proceeded to write down the capital investment related to the tangible and intangible costs associated with the open pit mine plan. Presently, the Company's operations in Costa Rica are on a standby status for an indefinite period.

In July 1999, the Company entered into discussions with noteholders to negotiate Debt Settlement Agreements. In mid-July 1999, the Company received a formal notice of default from one noteholder on a promissory note dated June 30, 1998. In August 1999, the Company signed Memorandums of Understanding with all the noteholders. In September 1999, the Company completed the closings in connection with all the Debt Settlement Agreements. The agreements arranged for the forgiveness of US $7.5 million of principal and accrued interest and the cancellation of 9.9 million share purchase warrants.
The Company agreed to the following:

- The payment of a total of US$1.24 million in cash in exchange for the forgiveness of a total of principal and accrued interest of US$6.7 million. An initial payment of US$417,000 was made at closing and future payments totaling US$825,000 will be paid by July 31, 2000 from the net proceeds of certain asset sales. As of December 31, 1999, the Company paid down $200,000 against the secured promissory note leaving a remaining note balance of $625,000 at December 31, 1999.

- The issuance of 7.65 million shares of common stock which was recorded at a fair market value of $418,000 and the issuance of 991,000 five-year share purchase warrants with an exercise price of US$0.25 per share which was recorded at a fair market value of $50,000 in exchange for the forgiveness of US$766,000 of principal and accrued interest.

Subsequent to December 31, 1999, the Company has completed three payments of principal and interest totaling $323,000, reducing the note payable balance to $313,000.

In 1999, the Company completed sales of assets totaling approximately $1.0 million. The sales were comprised of $374,000 in cash and $625,000 in the form of a secured promissory note. The primary asset sale consisted of the sale of the crushing circuit for $875,000. The Company received a cash down payment of $250,000 and a secured promissory note for $625,000 bearing an interest rate of 10% per annum. The note shall be satisfied through a series of six equal payments to the Company beginning in January 2000 and ending in June 2000. As of March 31, 2000, the Company has received three note receivable payments including principal and interest of $323,0000 leaving a note receivable balance of $313,000. Also in November 1999, mine inventory parts and supplies were returned and the Letter of Credit for $80,000 related to the parts expired and $82,000 (including interest) became unrestricted cash.

The Company has experienced recurring losses and negative cash flow from operations that raise serious doubt about its ability to continue as a going concern. The Company's cash position at December 31, 1999 was approximately $221,000, which at its current monthly expenditure rate will be exhausted within five months. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is searching for new assets to bring into the Company and subsequently will attempt to raise funds to advance the assets. However, there is no assurance that the Company will be successful in its fund raising efforts. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial requirements.

The following table summarizes selected financial information as of December 31, 1999, 1998 and 1997

(In thousands of U.S. dollars):
                                        1999        1998         1997
Working capital                         $     98    $  3,233    $    423
Mineral properties                           160         416         254
Mining equipment                             175         612         737
Construction in progress                      --       2,708          --
Total assets                               1,208       7,856       1,484
Long-term liabilities                         --       6,086       2,167
Share capital                             17,705      17,761      14,986
Accumulated deficit                      (17,285)    (16,990)    (15,731)

Results of Operations
The following table summarizes selected financial data of the Company for the years ended December 31, 1999, 1998 and 1997 (In thousands of U.S. dollars, except per share amounts):

                                            1999        1998         1997
Revenues                                    $   120     $   237     $    91
Write-down of mining assets                   4,054          --       9,319
General and administrative                      666         675         985
Mining                                          212          --          --
Pre-feasibility                                 505          --          --
Care and maintenance                            128          --          --
Exploration                                      --         181         234
Reclamation                                      50          --          --
Depreciation and amortization                    90         143         139
Interest and other                              512         497         116
Net loss before extraordinary item           (6,097)         --          --
Gain on debt settlement                       5,802          --          --
Net loss                                       (295)     (1,259)   (10,702)
Net loss before extraordinary item per
common share                                  (0.21)         --         --
Gain on debt settlement per common share       0.20          --         --
Net loss per common share                     (0.01)      (0.05)     (0.43)
Weighted average shares outstanding          29,321      26,648     25,000

1999 COMPARED TO 1998
The Company reported a net loss of $6.1 million before extraordinary item of $5.8 million, or $0.21 per share, and net loss after extraordinary item of $295,000 for 1999, or $0.01 per share. The Company reported an extraordinary gain from debt settlements of $5.8 million, or $0.20 per share. In comparison, the Company reported a net loss of $1.3 million, or $0.05 per share, for 1998. The decrease in the reported net loss of $1.0 million for 1999 is primarily a result of the extraordinary gain of $5.8 million. This gain was substantially offset by a write-down of mining assets of $4.1 million, mining costs of $212,000, pre-feasibility costs of $505,000, care and maintenance costs of $128,000 and an increase in interest and other expense of $15,000.

There were no sales of gold and silver during 1999 and 1998. Revenue was $120,000 for 1999 compared to $237,000 for 1998, representing a $117,000
(49%) decrease. Revenues for 1999 consist primarily of interest income of $69,000, other income of $56,000 and loss on sale of assets of $4,500. Sale of assets consisted of proceeds of $1,029,000. Revenue for 1998 consists primarily of interest income of $153,000 and drilling revenue and geological consulting income of $79,000.

Effective June 30, 1999, the Company recognized a write-down of $4.1 million affecting its mineral properties and mining equipment. The write-down was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. Based on the results of the studies performed by TWC, management determined that the Rio Chiquito open pit mine plan was not feasible and any development of the Rio Chiquito ore body would be on the basis of an underground mine plan. Consequently, the Company proceeded to write down the capital investment related to the tangible and intangible costs associated with the open pit mine plan.

G&A was $666,000 for 1999 compared to $675,000 for 1998, representing a $9,000 (1%) decrease. The decrease in G&A is primarily due to a reduction in the workforce and other corporate costs during 1999. This decrease is primarily due to the Company's effort to conserve cash through reduction of costs.

The Company reported mining costs of $212,000, pre-feasibility costs of $505,000, care and maintenance costs of $128,000 and reclamation cost of $50,000 for 1999. No costs for these categories were reported in 1998. The Company reported no exploration costs for 1999, compared to $181,000 in 1998. The Company's focus for 1999 was putting Rio Chiquito into production and addressing the ore reserve problems encountered thereafter.

Depreciation and amortization was $90,000 for 1999 compared to $143,000 for 1998, representing a $53,000 (37%) decrease. Interest and other was $512,000 for 1999 compared to $497,000 for 1998, representing a $15,000 (3%)
decrease. The increase in interest and other is primarily due to the increase in interest expense ($335,000) related to the Company's increase in debt during 1998 and due to amortization of the debt discount of $158,000 associated with the warrants issued in connection with the Company's $6.5 million financing in July 1998.

1998 COMPARED TO 1997
There were no sales of gold and silver during 1998 and 1997. Revenue was $237,000 for 1998 compared to $91,000 for 1997, representing a $146,000
(160%) increase. Revenue for 1998 consists primarily of interest income of $153,000 and drilling revenue and geological consulting income of $79,000. Revenue for 1997 consists primarily of interest income of $79,000.

G&A was $675,000 for 1998 compared to $985,000 for 1997, representing a $310,000 (31%) decrease. The decrease in G&A is primarily due to a reduction in the workforce and other corporate costs during 1998. Exploration costs were $181,000 for 1998 compared to $234,000 for 1997, representing a $53,000 (23%) decrease. This decrease is primarily due to the Company's effort to conserve cash through reduction of costs. Depreciation and amortization was $143,000 for 1998 compared to $139,000 for 1997, representing a $4,000 (3%) increase. Interest and other was $497,000 for 1998 compared to $116,000 for 1997, representing a $381,000 (328%)
increase. The increase in interest and other is primarily due to the increase in interest expense ($325,000) related to the Company's increase in debt during 1998 and due to amortization of the debt discount of $135,000 associated with the warrants issued in connection with the Company's $6.5 million financing in July 1998.

Market Conditions, Risks and Environmental

Gold Price
The Company's future profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, forward selling by producers, central bank sales and purchases, investor sentiment and production levels. During 1997 and early 1998, the market price of gold declined to its lowest level in 18 years and remained at these depressed prices throughout 1998. Several central banks sold a portion of their gold reserves and others discussed proposals to sell. Producer hedging and short-selling by speculators, both of which are sustained by central bank lending, were at record levels during 1998 and 1997. The perception that central banks may further reduce their gold reserves and the belief that major world economies can sustain a low-inflationary environment could continue to adversely impact the market price of gold. A sustained period of low gold prices could have a material adverse effect on the Company's financial position and results of operations.

Environmental
In Costa Rica the two regulatory agencies that most directly affect mining are the Directorate of Geology and Mines (DGM) and the Environmental National Technical Secretariat (SETENA). Both agencies are directed by the National Ministry of Energy and the Environment (MINAE).

The exploitation concession where the mine is located is valid through 2011. Semestral and annual reports are submitted to the DGM for all Company exploration concessions and the exploitation concession. These reports discuss what areas were impacted by exploration and mining activities and what measures were taken to minimize and remediate that impact, including voluntary reforestation and revegetation programs undertaken by the Company. Also reported for the exploitation concession are the results of the monitoring and water sampling programs which include multi-element analyses, pH monitoring, and piezometer readings. The Environmental Impact Study and Plan of Operations originally approved for the Rio Chiquito Mine remain valid until 2011. Laguna has a reclamation bond in place with the Costa Rican government to guarantee completion of reclamation.

The Company has reclamation commitments for the year 2000 related to the 1998 and 1999 mine operations. The Company is in the process of reclaiming areas where mining took place. The Company is expected to complete the reclamation program in 2000. This reclamation work is comprised of site drainage/erosion control, reforestation and revegetation programs. At December 31, 1999, the Company had accrued $50,000 associated with the reclamation program. Management believes that amount is sufficient to cover all reclamation costs.

                            LAGUNA GOLD COMPANY
                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Laguna Gold Company:


We have audited the accompanying consolidated balance sheets of Laguna Gold Company (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laguna Gold Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations and has shut down its only operating mineral asset, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen, LLP

Denver, Colorado
March 17, 2000

                              LAGUNA GOLD COMPANY

                            CONSOLIDATED BALANCE SHEETS
                           At December 31, 1999 and 1998
      (In thousands of U.S. dollars, except share and per share amounts)
                                   ___________


                                                                                         1999         1998
ASSETS
Current assets:
Cash and cash equivalents                                                                $    221     $  3,984
Notes receivable                                                                              625          200
Accounts receivable                                                                            15           31
Inventories                                                                                    20           --
Other                                                                                           5           17
Total current assets                                                                          886        4,232

Mineral properties                                                                            160          416
Mining equipment                                                                              175          612
Construction in progress                                                                       --        2,708
Less accumulated depreciation, depletion and amortization                                     (25)        (139)
                                                                                              310        3,597

Other assets                                                                                   12           27

Total Assets                                                                             $  1,208     $  7,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                            $    625     $     --
Accrued interest                                                                               --          325
Accounts payable and accrued liabilities                                                      163          674
                                                                                              788          999

Long-term liabilities:
Notes payable, net                                                                             --        5,824
Other convertible notes payable                                                                --          230
Accrued interest                                                                               --           32
                                                                                               --        6,086

Commitments and contingencies (Note 11)

Stockholders' equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, no shares issued and outstanding                                                   --           --
Common Stock, $0.01 par value, 200,000,000 shares authorized;
34,980,081 and 27,329,703 shares issued and outstanding, respectively                         350          273
Additional paid-in capital                                                                 17,355       17,488
Accumulated deficit                                                                       (17,285)     (16,990)
Total stockholders' equity                                                                    420          771

Total Liabilities and Stockholders' Equity                                               $  1,208     $  7,856

Approved on behalf of the Board:



Stephen R. Stine, Director                   Roy K. Ross, Director

The accompanying notes are an integral part of these consolidated financial statements.

                             LAGUNA GOLD COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1999, 1998 and 1997
           (In thousands of U.S. dollars, except per share amounts)
                               _______________


                                                                                 1999       1998       1997
Revenues:
Interest and other                                                               $   120    $   237    $    91

Costs and expenses:
Write-down of mining assets                                                        4,054         --      9,319
General and administrative                                                           666        675        985
Mining                                                                               212         --         --
Pre-feasibility                                                                      505         --         --
Care and maintenance                                                                 128         --         --
Exploration                                                                           --        181        234
Reclamation                                                                           50         --         --
Depreciation and amortization                                                         90        143        139
Interest and other                                                                   512        497        116
                                                                                   6,217      1,496     10,793

Net loss before extraordinary item                                                (6,097)    (1,259)   (10,702)

Gain on debt settlement                                                            5,802         --         --

Net loss                                                                         $  (295)   $(1,259)  $(10,702)

Basic and diluted net loss per share attributable to
common stockholders:
Net loss before extraordinary item                                               $ (0.21)   $ (0.05)  $  (0.43)

Gain on debt settlement                                                             0.20         --         --

Net loss                                                                         $ (0.01)   $ (0.05)  $  (0.43)

Weighted average common shares outstanding (000's)                                29,321     26,648     25,000












The accompanying notes are an integral part of these consolidated financial statements.

                            LAGUNA GOLD COMPANY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (In thousands of U.S. dollars, except share amounts)




                                                                          Additional             Total
                                       Preferred Stock  Common Stock      Paid-in   Accumulated  Stockholders'
                                       Shares   Amount  Shares    Amount  Capital   Deficit      Equity
Balance, December 31, 1996                 --   $  --   25,000,000  $250  $14,545   $ (5,029)    $ 9,766

Stock option compensation expense          --      --           --    --      191         --          191
Net loss                                   --      --           --    --       --    (10,702)     (10,702)

Balance, December 31, 1997                 --      --   25,000,000   250   14,736    (15,731)        (745)

Stock option compensation expense          --      --           --    --       39         --           39
Conversion of note payable due Mallon
Resources Corporation to common stock      --      --    1,744,703    17    1,902         --        1,919
Stock options exercised                    --      --      585,000     6       --         --            6
Fair value of warrants issued with corporate
notes                                      --      --           --    --      811          --         811
Net loss                                   --      --           --    --       --      (1,259)     (1,259)

Balance, December 31, 1998                 --      --   27,329,703   273   17,488     (16,990)        771

Cancellation of warrants in connection with
debt settlement                            --      --           --    --      (699)        --        (699)
Issuance of common stock pursuant to
debt settlement                            --      --    7,650,378    77       516         --         593
Fair value of warrants issued in connection
with debt settlement                       --      --           --    --        50         --          50
Net loss                                   --      --           --    --        --       (295)       (295)

Balance, December 31, 1999                 --   $  --   34,980,081  $350  $ 17,355   $(17,285)   $    420


















The accompanying notes are an integral part of these consolidated financial statements.

                             LAGUNA GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1999, 1998 and 1997
                         (In thousands of U.S. dollars)

                                                                                 1999       1998       1997
Cash flows from operating activities:
Net loss                                                                         $  (295)   $(1,259)   $(10,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of mining assets                                                        4,054         --       9,319
Depreciation and amortization                                                         90        143         139
Bad debt                                                                               8         --          --
Gain on debt settlement                                                           (5,802)        --          --
Loss on sale of assets                                                                 4         33         (12)
Stock option compensation expense                                                     --         39         191
Amortization of debt discount                                                        158        135          --
Loss on theft of assets                                                               --          6          --
Changes in operating assets and liabilities:
Decrease (increase) in:
Notes receivable                                                                     200       (200)         --
Accounts receivable                                                                   16        (12)         36
Inventories                                                                          (20)        12           6
Other assets                                                                          27        (17)         38
Increase (decrease) in:
Accrued interest                                                                      --        338         108
Accounts payable and accrued liabilities                                            (511)       612         (98)
Net cash used in operating activities                                             (2,071)      (170)       (975)

Cash flows from investing activities:
Additions to property and equipment                                               (1,399)      (182)     (1,439)
Short-term investments                                                                --         --       2,786
Construction in progress                                                              --     (2,708)         --
Proceeds from sale of assets                                                         404        103          16
Net cash (used in) provided by investing activities                                 (995)    (2,787)      1,363

Cash flows from financing activities:
Debt settlement payments                                                            (617)        --          --
Proceeds from private placement                                                       --      6,500          --
Issuance of letter of credit                                                         (80)        --          --
Proceeds from exercise of stock options                                               --          6          --
Net cash provided by (used in) financing activities                                 (697)     6,506          --

Net increase (decrease) in cash and cash equivalents                              (3,763)     3,549         388

Cash and cash equivalents, beginning of year                                       3,984        435          47

Cash and cash equivalents, end of year                                          $    221    $ 3,984    $    435

Supplemental non-cash transactions:
Conversion of notes payable to equity and forgiveness of debt                   $  6,411    $    --    $     --

Note payable related to debt settlement                                         $    625    $    --    $     --

Conversion of note payable to Mallon Resources
Corporation by issuance of common stock                                         $     --    $ 1,919    $     --

Fair value of warrants issued with corporate notes                              $     --    $   811    $     --

Sale of 1% net smelter return royalty by forgiveness of a portion of the principal amount of a convertible note payable and
accrued interest to Mallon Resources Corporation                                $     --    $    --    $    350

The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   ORGANIZATION, OPERATIONS AND LIQUIDITY
Laguna Gold Company (the "Company" or "Laguna") is a Denver based company engaged in the exploration for and development of precious mineral properties in Costa Rica and Panama. The Company was incorporated under the laws of the State of Colorado on October 15, 1980. At December 31, 1999, Mallon Resources Corporation ("Mallon") owned approximately 35% of the Company's outstanding common stock.

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

Upon receiving financing in July 1998, the Company purchased property, equipment, materials and supplies for Rio Chiquito. These costs, including labor, relate to the construction of the mine, crusher, heap leach pad, solution ponds, gold recovery plant and related facilities. In March 1999, the crushing plant at Rio Chiquito was completed and placement of ore on the pad began.

In May 1999, the Company suspended operations at the Rio Chiquito Gold Mine in Costa Rica. Following commencement of mining, variances between actual and predicted gold grade and recovery were encountered. The Company started a confirmation drilling program and suspended operations to evaluate these findings. The Company retained The Winters Company (TWC) of Tucson, Arizona to review the mine production data to determine the reasons for the variances. Concurrently, the Company retained JAC International L.L.C. (JAC) to develop a new higher-resolution resource block model to investigate the underground mining potential. The Company also commissioned TWC to review the new resource block model and to study an underground mine and milling scenario. Based on the results of the studies performed by TWC, management determined that the Rio Chiquito open pit mine plan was not feasible and any development of the Rio Chiquito ore body would be on the basis of an underground mine plan. Consequently, the Company proceeded to write down the capital investment related to the tangible and intangible costs associated with the open pit mine plan. Presently, the Company's operations in Costa Rica are on a standby status for an indefinite period.

The mine closure together with the Company's recurring losses and negative cash flow from operations raise serious doubt about its ability to continue as a going concern. The Company's cash position at December 31, 1999 was approximately $221,000, which at its current monthly expenditure rate will be exhausted within five months. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete sales of assets, a merger or other transaction. Presently, management is searching for new assets to bring into the Company and subsequently will attempt to raise funds to advance or develop the assets. However, there is no assurance that the Company will be successful in its search for new assets or in its fund raising efforts. In conjunction with attempts to secure financing, the Company has reduced its corporate G&A and other areas of costs to reduce future financial requirements.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laguna Costa Rica Corp., a Colorado corporation, Corporacion de Minerales Mallon, S.A., a Costa Rica corporation, Industrial Platoro, S.A., a Costa Rica corporation, Compania Minera Veta Charcones, a Costa Rica corporation and Laguna Panama, S.A., a Panama corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

Generally Accepted Accounting Principles.
The consolidated financial statements have been prepared with accounting principles generally accepted in the United States. Had the Company followed accounting principles generally accepted in Canada, there would not have been any significant effect on earnings or financial statement presentation.

Cash and Cash Equivalents:
Cash and cash equivalents include investments which are readily convertible into cash and have an original maturity of three months or less.
Investments are held to maturity and are reported at the lower of cost or market.

Fair Value of Financial Instruments:
The Company's on-balance sheet financial instruments consist of cash and cash equivalents, notes receivable, accounts receivable and accounts payable and long-term debt. Except for long-term debt, the carrying amounts of such financial instruments approximate fair value due to their short maturities. At December 31, 1998, based on rates available for similar types of debt, the fair value of long-term debt was not materially different from its carrying amount.

Inventories:
Inventories, which consist of mining materials and supplies, are valued at the lower of average cost or estimated net realizable value.

Property and Equipment:
The Company expenses general prospecting costs and exploration costs on unevaluated mining properties. When, based on management's evaluation of geological studies, resource and reserve reports (both Company and third party reports), metallurgical studies, environmental issues, estimated capital requirements, estimated mining and production costs, estimated commodity prices, and other matters, it appears likely that a mineral property can be economically developed, the costs incurred to acquire and develop such property, including costs to further delineate the ore body, are capitalized. When commercially profitable ore reserves are developed and operations commence, capitalized costs are amortized using the units-of-production method over the life of the mine. Upon abandonment or sale of projects, all capitalized costs relating to the specific project are removed from the accounts in the year abandoned or sold and any gain or loss is recognized.

Mining equipment is depreciated using the units-of-production method, except during suspended operations. When not in production, this equipment is maintained and depreciated at approximately 2% per year. Other property and equipment is recorded at cost, and depreciated over their estimated useful lives (five to seven years) using the straight-line method.

The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the life of an asset are capitalized and depreciated over the estimated useful life of the asset. Upon retirement or disposition of assets, related gains or losses are reflected in operations.

The Company analyzes the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows. (See Note 5.)

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

Stock-Based Compensation:
The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has made pro forma disclosures of net loss and loss per share as if the fair value based method of accounting as defined in SFAS No. 123 had been applied. (See Note 12.)

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedged accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect the adoption to have a material impact on its financial statements.

Start-Up Costs:
American Institute of Certified Public Accounts Statement of Position 98-5 ("SOP 98-5") provides guidance on the financial reporting of start-up and organizations costs. SOP 98-5 broadly defines start-up activities and requires the costs of such start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and the initial application is reported as a cumulative effect of a change in accounting principles. The Company adopted this policy January 1, 1999 with no significant impact.

Reclassification of Prior Year Amounts:
Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the December 31, 1999 presentation.

Note 3. PRIVATE PLACEMENT FINANCING AND SUBSEQUENT DEBT SETTLEMENT On July 7, 1998, the Company completed a private placement financing. The Company issued US$6.5 million of 10% corporate notes due June 30, 2001. Of the $6.5 million financing, three directors participated in the private placement in the amount of $150,000 and a private company participated in the amount of $5.85 million. In conjunction with the $5.85 million investment, Harry H. Stine, president and owner of Stine Seed Company, the private company investor, became a director of Laguna. The remaining $500,000 of the private placement came from an institutional fund. The corporate notes were issued with detachable warrants to purchase 11.05 million shares of Laguna common stock at an exercise price of US$0.04 during year 1 through year 4. The exercise price in year 5 is US$0.05. The proceeds from the private placement were used to construct processing facilities at the Company's Rio Chiquito Mine where the Company started commercial production of gold and silver in the second quarter of 1999. In May 1999, the Company suspended operations at the Rio Chiquito Gold Mine in Costa Rica (see Note 1).

The corporate notes totaling $6.5 million related to the private placement financing were reported in the consolidated financial statements net of an original debt discount of $811,000 as a result of the relative fair value allocated to the 11,050,000 warrants attached to the corporate notes and 500,000 Laguna common shares awarded to the lead investor. The relative fair value associated with the warrants was computed using the Black-Scholes model and the value for the common shares awarded was based on the current share price on July 7,1998. No principal payments are due until June 30, 2001. The first interest payment of $650,000 was due June 30, 1999 and the remaining interest payments are due semi-annually on December 31 and June 30 in the amount of $325,000 each through June 30, 2001.

In July 1999, because of the problems encountered with the ore reserves at Rio Chiquito, the Company entered into discussions with noteholders to negotiate Debt Settlement Agreements. In mid-July 1999, the Company received a formal notice of default from one noteholder on a promissory note dated June 30, 1998.
In August 1999, the Company signed Memorandums of Understanding with all the noteholders. In September 1999, the Company completed the closings in connection with all the Debt Settlement Agreements. The agreements arranged for the forgiveness of US $7.5 million of principal and accrued interest and the cancellation of 9.9 million share purchase warrants.
The Company agreed to the following:

- The payment of a total of US$1.24 million in cash in exchange for the forgiveness of a total of principal and accrued interest of US$6.7 million. An initial payment of US$417,000 was made at closing and future payments totaling US$825,000 will be paid by July 31, 2000 from the net proceeds of certain asset sales. As of December 31, 1999, the Company paid down $200,000 against the secured promissory note leaving a remaining note balance of $625,000 at December 31, 1999.

- The issuance of 7.65 million shares of common stock which was recorded at a fair market value of $418,000 and the issuance of 991,000 five-year share purchase warrants with an exercise price of US$0.25 per share which was recorded at a fair market value of $50,000 in exchange for the forgiveness of US$766,000 of principal and accrued interest.

The difference between the debt and accrued interest forgiven and the cash and fair market value of the common shares and warrants issued was approximately $5.9 million. This difference was apportioned between related parties, relative to which $67,000 was charged to paid in capital, and unrelated parties, relative to which $5.8 million was recorded as a gain on debt forgiveness. Prior to the debt settlement, Harry Stine resigned as a director of the Company.

Subsequent to December 31, 1999, the Company has completed three payments of principal and interest totaling $323,000, reducing the note payable balance to $313,000.

Note 4.   SALE OF ASSETS AND NOTE RECEIVABLE
In 1999, the Company completed sales of assets totaling approximately $1.0 million. The sales were comprised of $374,000 in cash and $625,000 in the form of a secured promissory note. The primary asset sale consisted of the sale of the crushing circuit at the Rio Chiquito mine for $875,000. The Company received a cash down payment of $250,000 and a secured promissory note for $625,000 bearing an interest rate of 10% per annum. The note shall be satisfied through a series of six equal payments to the Company beginning in January 2000 and ending in June 2000. As of March 31, 2000, the Company has received three note receivable payments including principal and interest of $323,000 leaving a note receivable balance of $313,000. The note was structured to correspond to the payments required on the note payable discussed in Note 3. Also in November 1999, mine inventory parts and supplies were returned and the Letter of Credit for $80,000 related to the parts expired and $82,000 (including interest) became unrestricted cash.

Note 5.   WRITE-DOWN OF MINING ASSETS
The Company evaluates its long-lived assets for write-down when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset write-down is considered necessary. The related write-down is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the assets. Effective December 31, 1997, the Company's Board of Directors approved a write-down for a portion of its long-lived assets based upon an analysis completed in March 1998. The Company recognized a write-down of $8.8 million and $0.5 million affecting its mineral properties and mining equipment, respectively. The write-down was required primarily as a result of the sustained depressed gold price.

Effective June 30, 1999, the Company recognized a write-down of $4.1 million affecting its mineral properties and mining equipment. The write-down was calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. Based on the results of the studies performed by TWC, management determined that the Rio Chiquito open pit mine plan was not feasible and any development of the Rio Chiquito ore body would be on the basis of an underground mine plan. Consequently, the Company proceeded to write down the capital investment related to the tangible and intangible costs associated with the open pit mine plan.

Note 6.   EXTRAORDINARY ITEM
The Company reported an extraordinary gain from debt settlements of $5.8 million, or $0.20 per share for the year ended December 31, 1999.

Note 7.   IMPORT/EXPORT AGREEMENT
The Company's Import/Export Agreement allows the Company to import mining equipment and supplies free of import taxes and custom duties and to receive a 10% bonus on the export of precious metals precipitates revenues. In November 1998, the Company's Import/Export Agreement was unexpectedly canceled by the Costa Rican government. Subsequently, the Company appealed this action through the proper governmental agencies. During this period of dispute, all import taxes and custom duties associated with equipment and supplies imported (approximately $270,000) were required to be paid by the Company and held in escrow in a Costa Rican bank account. In February 1999, the appeal was resolved in favor of the Company with regard to exoneration of taxes on equipment and supplies imported. The Company voluntarily renounced the 10% bonus credit on gold and silver revenues in order to get the tax exoneration reinstated. The value of the bonus credit given up was approximately $150,000. Subsequent to the favorable February 1999 resolution, the Company collected the $270,000 amount in escrow. The Import/Export Agreement with the Costa Rican government ended in September 1999.

Note 8.   SHARE CAPITAL
The Company's authorized capital consists of 200,000,000 shares of $.01 par value common stock and 1,000,000 shares of preferred stock, par value $.01 per share, with designations, rights, preferences and limitations as may be determined by the Company's Board of Directors. In June 1995, the Company privately placed 25,000 shares of its Series A Convertible Preferred Stock for $2,400,000. The shares of Series A Convertible Preferred Stock were convertible into 3,600,000 shares of the Company's common stock and this conversion occurred automatically upon the Company's successful initial public offering in September 1996, as discussed below. Each share of Series A Convertible Preferred Stock included detachable warrants to purchase shares of Mallon's common stock at an adjusted exercise price of $8.01 per share. The warrants expire in June 2000.

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

Until June 1996, the Company owned a 90% interest in the Rio Chiquito concessions, and Red Rock, a private company, owned a 10% interest. In June 1996, the Company acquired Red Rock for 2,000,000 shares of the Company's common stock, valued at $1.00 per share, and convertible secured promissory notes in the aggregate principal amount of $230,000, for a total consideration of $2,230,000. The interest rate on the note was at 5% per annum. Principal and accrued interest were due December 31, 2000. The note, including accrued interest, was exchanged for shares and warrants which were recorded at fair market value as part of the debt settlement discussed in Note 3, with the difference recorded as an additional capital contribution of $108,000.

Note 9.   INCOME TAXES
The Company incurred a loss for book and tax purposes in 1998 and 1997. In 1999, the Company expects to report taxable income which will be fully offset by net operating loss carryforwards. There is no income tax benefit or expense for the years ended December 31, 1999, 1998 and 1997.

Deferred tax assets consisted of the following as of December 31, 1999 and 1998 (In thousands of U.S. dollars):

                                                    1999           1998
Net operating loss carryforward                     $    --       $ 1,382
Mining properties basis differences                   6,522         5,057
                                                      6,522         6,439
Less valuation allowance                             (6,522)       (6,439)

                                                    $    --       $    --

The Company's net operating loss carryforwards have been reduced to zero as of December 31, 1999.

Note 10.  RELATED PARTY TRANSACTIONS
In June 1997, Mallon discontinued its allocation of G&A to the Company since Laguna was no longer sharing office space, expenses or employees. The G&A allocation from Mallon to the Company for 1997 was $58,000. During 1997, none of the G&A allocation was recorded as a capital contribution by Mallon. As of December 31, 1999 and 1998, approximately $3,700 and $1,227 were due from Mallon, respectively. As of December 31, 1998, $908 was payable to Mallon. Subsequent to year end, the intercompany receivable of $3,700 has not been collected. As of December 31, 1999, no amount was due to Mallon.

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

In January 1998, the Company entered into a sublease agreement with Mallon. This agreement continued until September 30, 1999, whereby Mallon entered into a new separate lease agreement with Denver Place Associates to assume Laguna's office space.

Note 11.   COMMITMENTS AND CONTINGENCIES
In December 1999, the Company entered into an agreement to terminate its corporate office lease with an effective date of September 30, 1999. The Company incurred no penalty or termination fees as a result of this transaction. The Company has no significant future minimum lease payments.

For the year ended December 31, 1998, the Company's rent expense was $27,837, net of $14,724 received from Mallon on sublet of office. For the year ended December 31, 1997, the Company's rent expense was included in the general and administrative expense allocated from Mallon. In January 1998, the Company began subletting approximately one-third of the Company's office space to Mallon for a period of 12 months at a rate of $1,227 per month. The sublease rate was based on current office lease rates. Since January 1, 1999, the Company continued to sublet to Mallon on a month-to-month basis at the rate of $1,249 per month until September 30, 1999. Effective October 1, 1999, Mallon entered into a new separate lease agreement with Denver Place Associates to assume Laguna's office space.

Under the terms of the Costa Rican Labor Code, the Company may be obligated to make certain payments in the event of the death or dismissal of Costa Rican employees. No estimate of this liability can be made at this time. It is the policy of the Company to expense any such payments as incurred.

The Company has future reclamation commitments related to its current mine operations. The Company is in the process of reclaiming areas and expects to complete this process by December 31, 2000. At December 31, 1999, the Company had accrued $50,000 associated with the reclamation program. Management believes that amount is sufficient to cover all reclamation costs.

Subsequent to December 31, 1999, a former employee filed a lawsuit against the Company for various claims. Management believes the suit has no merit and the Company plans to defend the action vigorously.

Note 12.   STOCK BASED COMPENSATION
Under the Laguna Gold Company Equity Participation Plan (the "Equity Plan"), shares of common stock have been reserved for issuance in order to provide for incentive compensation and awards to employees and consultants. The number of shares reserved, as amended in March 1998, is 5,000,000 shares of common stock. The Equity Plan provides that stock options, stock bonuses and stock appreciation rights and other forms of stock-based compensation may be granted in accordance with the provisions of the Equity Plan. Effective January 1, 1995, options to purchase a total of 1,620,000 shares of the Company's common stock were granted to four officers of the Company, exercisable at a price of $0.01 per share. Of these options, 718,750 vested immediately. The remainder of the options vest over a period of up to four years. The maximum term for the options is ten years from the date of grant. The options vest in full if controlling interest in the Company or substantially all of its assets are sold, or if the Company is merged into another company, or if control of the Company's Board is obtained by a person or persons not expressly approved by a majority of the members of the Board. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation expense using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under that method, the difference between the exercise price and the estimated fair value of the shares at the date of grant is charged to compensation expense, ratably over the vesting period. In 1998, 585,000 options were exercised. As a result of the options exercised during 1998, the number of common shares available under the Company's Equity Plan was reduced by 585,000 shares from 5,000,000 to 4,415,000. During 1999, no options were exercised and the number of common shares available under the Company's Equity Plan remains at 4,415,000.

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

In 1999, under the Equity Plan, options to purchase 650,000 shares of the Company's common stock were granted to employees of the Company, exercisable at a price of $0.03-$0.06 per share. Of these options, 50,000 vested immediately. The remainder of the options vest over a period of up to two years. During 1999, options to purchase 550,000 shares of common stock were canceled as a result of employee terminations.

Changes during 1999, 1998 and 1997 in options outstanding under the Equity Plan were as follows:

                                                               Option Price
                                                      Share    Per Share
                                                      (000's)
Outstanding at December 31, 1996                      2,500    $0.01-$1.00
Granted                                                 160           0.16
Exercised                                                --             --
Forfeited                                               225           0.01

Outstanding at December 31, 1997                      2,435    $0.01-$1.00
Granted                                               1,249    $0.03-$0.07
Exercised                                               585          $0.01
Forfeited                                               317    $0.04-$0.06

Outstanding at December 31, 1998                      2,782    $0.03-$1.00
Granted                                                 650    $0.03-$0.05
Exercised                                                --          $0.00
Forfeited                                               550    $0.03-$0.06

Outstanding at December 31, 1999                      2,882    $0.03-$1.00


Options exercisable:
December 31, 1997                                     2,203    $0.01-$1.00
December 31, 1998                                     2,072    $0.01-$1.00
December 31, 1999                                     2,482    $0.01-$1.00

The weighted average remaining contractual life of the options under the Equity Plan is 5.5 years.

Had compensation expense for the Company's 1999, 1998 and 1997 grants of stock options been determined consistent with the fair value method under SFAS No. 123, the Company's net loss and loss per common share would approximate the pro forma amounts below (in thousands of U.S. dollars, except per share amounts):


        1999            1998            1997
                                     As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
Net loss before extraordinary item   $(6,097)     $(6,126)    $    --      $    --     $     --     $     --
Gain on debt settlement              $ 5,802      $ 5,802     $    --      $    --     $     --     $     --
Net loss                             $  (295)     $  (324)    $(1,259)     $(1,312)    $(10,702)    $(10,752)
Net loss before extraordinary item
per common share                     $ (0.21)     $ (0.21)    $    --      $    --     $     --     $    --
Gain on debt settlement
per common share                     $  0.20      $  0.20     $    --      $    --     $     --     $    --
Net loss per common share            $ (0.01)     $ (0.01)    $ (0.05)     $ (0.05)    $  (0.43)    $ (0.43)


The fair value of each option is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions.

                                                1999      1998      1997
Risk-free interest rate                           4.84%     5.12%     5.88%
Expected life (in years)                             4         4         4
Expected volatility                             452.58%   318.70%   133.28%
Expected dividend yield                           0.00%     0.00%     0.00%
Weighted average fair value of options granted   $0.04     $0.04     $0.16

In December 1997, Mallon granted to new management an option for three years to purchase from Mallon 1.0 million shares of Laguna common stock owned by Mallon ("Mallon's Laguna Common Stock") for a purchase price of US$1.00 per share (see below). The grant of the 1.0 million options to new management from Mallon is not reflected in the SFAS 123 disclosures above.

In December 1997, the Company engaged a new management team. Part of management's compensation package was stock compensation effective
December 30, 1997. The compensation package provided the following: (1) a grant of 2.4 million shares of Mallon's Laguna Common Stock; (2) a grant to new management of an option for three years to purchase from Mallon 1.0 million shares of Mallon's Laguna Common Stock for a purchase price of US$1.00 per share; and (3) a grant of 975,000 shares of Mallon's Laguna Common Stock to new management upon the occurrence of certain events. For the years ended December 31, 1998 and 1997, the Company's statement of operations reflects stock compensation expense of approximately $39,000 for
Item 3 discussed above and approximately $210,000 for items (1) and (2) discussed above. For the year ended December 31, 1999, the Company's statement of operations does not reflect any stock compensation expense.

EXHIBIT 10.01

                      The Mallon Employee Bonus Pool:
           A Definitive Statement of its Characteristics and Rules
                         (Revised February 1998)

Recitals
	A.	As a means of compensating and motivating their employees, Mallon
Resources Corporation, a Colorado corporation, and its wholly-owned subsidiary, Mallon Oil Company, a Colorado corporation (collectively, the "Companies"), have since 1988 maintained a compensation plan (the "Plan") pursuant to which they have irrevocably set apart for and allocated to The
Mallon Employees Bonus Pool (as hereinafter defined, "Beneficiary") a portion of the gross proceeds derived from the sale of their hydrocarbon production.
	B.	The purpose of this document is to delineate, define, clarify and publish the characteristics of, and rules governing, the Plan.
I. Royalty
	Effective with the organization of Mallon Resources Corporation ("MRC") in December 1988, the Companies established the Plan by declaring and dedicating a portion of the gross proceeds from the sale of any or all of the hydrocarbons produced from any real property interest then owned or thereafter acquired by the Companies were forever irrevocably set apart for, and allocated to, Beneficiary as an unrecorded royalty (the "Royalty"), upon the terms and conditions described as follows:
1. The Royalty is the right to receive an amount equal to 1.3% of the actual cash received as gross revenue generated by the sale of any or all of the Companies' hydrocarbons, free and clear of all costs of development, production, and operation, net only of (a) production taxes, transportation charges, and other similar revenue related burdens incurred with regard to such production, and (b) the effects of hedging and similar arrangements.
2. The Royalty is to be paid over to the Beneficiary not less often than quarterly, within 60 days following the completion of each calendar quarter.
3. The Royalty is intended to be the functional equivalent of a real property right. The Companies' obligation to pay the Royalty is binding upon, and enforceable against, the Companies and their successors and assigns, and all assignments or transfers of interests in any of the Companies' real property interests are to (a) be made expressly subject to the obligation to pay the Royalty, or (b) be made only after a ratable portion of the sales proceeds have been set apart for and allocated to Beneficiary.
II. Beneficiary
	The Mallon Employee Bonus Pool is maintained and administered by the Chairman of the Board of Directors (the "Board") of MRC, in accordance with the following:
1. Monies in the Pool are to be distributed among Qualified Participants
(as hereinafter defined) on a quarterly basis, or at such other times as the Chairman shall determine.
2. The amount of money distributed from the pool to a Qualified
Participant, if any, is determined in the sole discretion of the Chairman.
3. Qualified Participants are each employee of MRC or any of its subsidiaries. Membership on the Board does not disqualify an employee from being a Qualified Participant.
4. No Participant has any right to receive any money from the Pool, except to the extent determined by the Chairman in his sole discretion. No Participant has any right to assign, alienate, transfer, encumber or anticipate his interest in any benefits under the Pool, nor may any such possible benefits be subject to any legal process to levy upon or attach the same for payment of any claim against any Participant.
5. MRC may withhold taxes with respect to distributions from the Pool if it determines it is (or may be) required to do so under any federal or state law.
III. Termination, Amendment, Sale
1. The Plan may not be terminated, amended, sold or modified except with the written consent of the Board, the Chairman, and at least three of the five most senior (by length of employment with MRC) Qualified
Participants.
2. Upon a "takeover of MRC," an amount of cash equal to the fair future value of the Royalty shall be immediately paid to Beneficiary for prompt distribution to those who were Qualified Participants immediately prior to the takeover of MRC in accordance with the direction of the Chairman who was in office immediately prior to the takeover of MRC. For the purposes of this section, the term "takeover of MRC" shall mean any of the following:

a) The acquisition or ownership of 50% or more of MRC's Common
Stock then issued and outstanding by any person or entity, or group of persons or entities, not affiliated with MRC as of the effective date of this document, without the express approval of a majority of the members of Board who are members of the Board as of the effective date of this document or are members of the Board who, after the effective date of this document, were recommended to the shareholders for election to the Board by management of MRC, or
b) The election of individuals constituting a majority of the members of the Board who were not either (i) members of the Board as of the date of this document, or (ii) recommended to the shareholders by management of MRC, or
c) A legally binding vote of the shareholders of MRC in favor of selling all or substantially all of the assets of MRC.
VI. Miscellaneous
1. The Plan has been made under, and is to be construed in accordance with, the laws of the State of Colorado.
2. The Plan was made for the benefit of Beneficiary and is intended to be relied upon by the employees of the Companies as a condition of their employment, and it is intended that its terms as delineated in this document shall be enforceable in a court of law by them.
	This document has been approved by (a) the Chairman and (b) the employees of MRC noted below (for themselves and as representatives of all of the Qualified Participants) as a true and complete statement of the terms and conditions of the Plan. This document is made to be effective for all purposes as of April 1, 1997 and as a confirmation of the Company's prior practice with respect to the Plan.

END OF EXHIBIT 10.01

EXHIBIT 10.05

                            Employment Agreement
                           (George O. Mallon, Jr.)

	THIS EMPLOYMENT AGREEMENT, effective as of January 1, 2000, is between
Mallon Resources Corporation, a Colorado corporation (the "Company"), and
George O. Mallon, Jr. ("Employee").
	1.	Employment. The Company hereby employs Employee and Employee hereby accepts employment from the Company on the terms and conditions set forth in this Agreement.
	2.	Duties. (a)  Employee shall be the Company's Chairman of the
Board, Chief  Executive Officer and President. Employee's duties shall be those typically performed by management personnel in like positions with companies similar to the Company. Employee shall faithfully and diligently perform such duties, subject to the direction and control of the Company's board of directors (the "Board"). Additionally, Employee shall perform such duties as shall be required by the Bylaws of the Company and such duties as shall be assigned to him from time to time by the Board.
	(b)	Employee shall devote such working time to the business of the
Company as may reasonably be required by the nature of the Company's business, from time to time. Employee shall not engage in any other business activity requiring significant personal services by Employee that in the judgment of the Board may conflict with the proper performance of Employee's duties to the Company.
	3.	Compensation. Employee's compensation shall be as follows:
	(a)	Annual Base Salary. The Company shall pay to Employee a base salary ("Annual Base Salary") at an annual rate of $175,000.00 for each year of this Agreement, as it may be extended. The Annual Base Salary shall be subject to such withholding regulations as are required by law and shall be paid in installments in accordance with the Company's customary payroll. The
Company's Compensation Committee (the "Committee") shall review Employee's work periodically (at least annually), and the Committee may, in its sole discretion, increase Employee's Annual Base Salary if it determines such adjustments are merited and consistent with the Company's executive compensation policies, as they may change from time to time.
	(b)	Cash Bonuses. Employee shall be eligible to receive such cash bonuses as may be determined by the Committee, acting in its sole discretion, based upon Employee's performance and the success of the
Company. It is intended that any such bonuses may be commensurate with
Employee's position with the Company, and that they be generally proportionate to bonuses awarded to other members of the Company's senior management.
	(c)	Stock Compensation. Employee shall be eligible to participate in such of the Company's stock-based compensation plans for which he is otherwise qualified.
	(d)	Miscellaneous. Employee shall be entitled to participate in any insurance plans, hospitalization plans, medical reimbursement plans, profit sharing plans, retirement plans and other employee benefit plans for which
Employee is qualified. Nothing in this paragraph shall require the Company to adopt or maintain any such plans.
	4.	Sick Leave and Vacation. Employee shall be entitled to sick
leave and annual vacation as determined from time to time by the Board, consistent with the Company's sick leave and vacation policies, as they may be changed from time to time.
	5.	Expenses. The Company shall reimburse Employee for all
reasonable entertainment, travel and lodging expenses incurred by Employee in connection with the business of the Company, subject, however, to such rules, regulations and record-keeping requirements as may be established from time to time by the Company; and further subject to the limitation that only such expenses as may be deducted by the Company shall be reimbursed.
	6.	Term. (a)  The term of this Agreement shall commence as of the date of this Agreement and shall continue for a period of 36 months from that date. Notwithstanding the foregoing, on the last day of each month during the term of this Agreement through and including December 31, 2002, an additional month shall automatically be added to the term of this
Agreement unless written notice to the contrary has been given by the Board to Employee prior to such month-end date. This "evergreen" provision is intended to extend the term of this Agreement so that there are always
(until after January 31, 2003) 36 months remaining until expiration of this
Agreement.
	(b)	The Company shall have the right to terminate Employee's
employment by the Company by not less than 30 days prior written notice. A termination "for cause" shall only be made if a majority of the Board determines that Employee has (1) failed to perform his duties hereunder in a proper and timely manner, and such failure has continued for more than 30 days following written notice in which the deficiencies were detailed with reasonable particularity, (2) materially violated any of the covenants described in paragraph 8, or (3) has been convicted of any felony or any misdemeanor that involves moral turpitude. If Employee is terminated for cause, Employee shall only be entitled to his Annual Base Salary through the date of termination and the Company shall
have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination. If the termination is for a reason other than for cause, Employee shall be entitled to receive salary payments at the rate of Employee's then current Annual Base Salary for the balance of the then unexpired term of this Agreement, together with all such bonus amounts as Employee may be entitled to as of the time of Employee's termination.
	(c)	Employee may terminate this Agreement at any time upon not less than 30 days' prior written notice. If Employee terminates this Agreement,
Employee shall only be entitled to his Annual Base Salary through the date of termination. The Company shall have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination.
	(d)	Notwithstanding the provisions of paragraphs 6 (b) and (c), upon the occurrence of a Change of Control of the Company (as defined in the Company's
Bylaws) Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement and receive in one cash payment from the Company an amount equal to the lesser of (1) 100%
of all Annual Base Salary payments that would otherwise be paid to Employee under this Agreement through-out the then unexpired term of this Agreement, as it may have been extended, or (2) 299% of the Employee's base compensation amount as defined in Section 280(G) of the Internal Revenue Code.
	(e)	Notwithstanding the provisions of paragraphs 6 (b), (c) and (d), upon the occurrence of a Change of Control of the Company (as defined in the
Company's Bylaws) that is not supported by a majority of the members of the
Board in office immediately prior to the Change of Control, Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement, and receive in one cash payment from the Company an amount equal to 300% of all Annual Base
Salary payments that would otherwise be paid to Employee under this
Agreement through-out the then unexpired term of this Agreement, as it may have been extended.
	7.	Death or Incapacity. If Employee dies or (in the reasonable
judgment of the Board) is incapacitated during the term of this Agreement, this Agreement shall terminate immediately and the Company shall pay to
Employee or his legal representative the Annual Base Salary that would otherwise be payable to Employee through the last day of the calendar month during which his death or incapacity occurs.
	8.	Confidentiality. (a)  The relationship between the Company and
Employee is one of confidence and trust.
	(b)	As used herein, "Confidential Information" means information about the Company's plans, properties, business contacts, business objectives and goals, including information relating to business opportunities and plans, and negotiating strategies and directives with respect to any of the Company's business activities, whether relating to past, present or prospective activities, and in addition including but not limited to any potential purchases or sales, all geological data and maps, all seismic data and maps, all engineering data, reserves calculations and production methods, all oil and gas prospects, whether domestic or foreign.
The foregoing shall constitute Confidential Information whether it is known by Employee prior to his employment by the Company, or otherwise.
	(c)	Employee agrees that he shall at no time during the term of his employment by the Company or for a period of three years following the termination of this Agreement disclose any Confidential Information or component thereof to any person, firm or corporation to any extent or for any reason or purpose, or otherwise use any Confidential Information for his own benefit or in any way contrary to the best interest of the Company.
	9.	Enforcement of Covenants. In addition to any other remedies
available to the Company, it shall be entitled to specific performance of the covenants contained in paragraph 8. If the Company is successful in enforcing its rights under this paragraph 9, Employee shall reimburse the
Company for all of the costs of such enforcement, including but not limited to reasonable attorney's fees.
	10.	Survival of Covenants. The provisions of paragraphs 8 and 9
shall survive the termination of Employee's employment by the Company.
	11.	Notices. All notices under this Agreement shall be delivered by hand or by registered or certified mail and, if intended for Employee, shall be addressed to Employee at the address contained in the Company's personnel records and if intended for the Company, shall be addressed to the Company at its corporate headquarters. All notices shall be effective upon actual delivery if by hand or, if by mail, five days after being deposited in the
United States mail, postage prepaid and addressed as required by this paragraph.
	12.	Miscellaneous Provisions. (a)  This Agreement contains the
entire agreement between the parties and supersedes all prior agreements, including the Employment Agreement dated effective as of April 1, 1997. This
Agreement shall not be amended or otherwise modified in any manner except by an instrument in writing executed by both parties.

	(b)	Neither this Agreement not any rights or duties under this
Agreement may be assigned or delegated by either party unless the other party consents in writing.
	(c)	Except as otherwise provided in this Agreement, this Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, personal representatives, successors and assigns.
	(d)	This Agreement shall be governed by the laws of the State of
Colorado.


END OF EXHIBIT 10.05

EXHIBIT 10.06

                            Employment Agreement
                            (Kevin M. Fitzgerald)

	THIS EMPLOYMENT AGREEMENT, effective as of January 1, 2000, is between
Mallon Resources Corporation, a Colorado corporation (the "Company"), and
Kevin M. Fitzgerald ("Employee").
	1.	Employment. The Company hereby employs Employee and Employee hereby accepts employment from the Company on the terms and conditions set forth in this Agreement.
	2.	Duties. (a)  Employee shall be the Company's Executive Vice
President. Employee's duties shall be those typically performed by management personnel in like positions with companies similar to the
Company. Employee shall faithfully and diligently perform such duties, subject to the direction and control of the Company's board of directors
(the "Board"). Additionally, Employee shall perform such duties as shall be required by the Bylaws of the Company and such duties as shall be assigned to him from time to time by the Board.
	(b)	Employee shall devote such working time to the business of the
Company as may reasonably be required by the nature of the Company's business, from time to time. Employee shall not engage in any other business activity requiring significant personal services by Employee that in the judgment of the Board may conflict with the proper performance of Employee's duties to the Company.
	3.	Compensation. Employee's compensation shall be as follows:
	(a)	Annual Base Salary. The Company shall pay to Employee a base salary ("Annual Base Salary") at an annual rate of $145,000.00 for each year of this Agreement, as it may be extended. The Annual Base Salary shall be subject to such withholding regulations as are required by law and shall be paid in installments in accordance with the Company's customary payroll. The
Company's Compensation Committee (the "Committee") shall review Employee's work periodically (at least annually), and the Committee may, in its sole discretion, increase Employee's Annual Base Salary if it determines such adjustments are merited and consistent with the Company's executive compensation policies, as they may change from time to time.
	(b)	Cash Bonuses. Employee shall be eligible to receive such cash bonuses as may be determined by the Committee, acting in its sole discretion, based upon Employee's performance and the success of the
Company. It is intended that any such bonuses may be commensurate with
Employee's position with the Company, and that they be generally proportionate to bonuses awarded to other members of the Company's senior management.
	(c)	Stock Compensation. Employee shall be eligible to participate in such of the Company's stock-based compensation plans for which he is otherwise qualified.
	(d)	Miscellaneous. Employee shall be entitled to participate in any insurance plans, hospitalization plans, medical reimbursement plans, profit sharing plans, retirement plans and other employee benefit plans for which
Employee is qualified. Nothing in this paragraph shall require the Company to adopt or maintain any such plans.
	4.	Sick Leave and Vacation. Employee shall be entitled to sick
leave and annual vacation as determined from time to time by the Board, consistent with the Company's sick leave and vacation policies, as they may be changed from time to time.
	5.	Expenses. The Company shall reimburse Employee for all
reasonable entertainment, travel and lodging expenses incurred by Employee in connection with the business of the Company, subject, however, to such rules, regulations and record-keeping requirements as may be established from time to time by the Company; and further subject to the limitation that only such expenses as may be deducted by the Company shall be reimbursed.
	6.	Term. (a)  The term of this Agreement shall commence as of the date of this Agreement and shall continue for a period of 36 months from that date. Notwithstanding the foregoing, on the last day of each month during the term of this Agreement through and including December 31, 2002, an additional month shall automatically be added to the term of this
Agreement unless written notice to the contrary has been given by the Board to Employee prior to such month-end date. This "evergreen" provision is intended to extend the term of this Agreement so that there are always
(until after January 31, 2003) 36 months remaining until expiration of this
Agreement.
	(b)	The Company shall have the right to terminate Employee's
employment by the Company  by not less than 30 days prior written notice. A termination "for cause" shall only be made if a majority of the Board determines that Employee has (1) failed to perform his duties hereunder in a proper and timely manner, and such failure has continued for more than 30 days following written notice in which the deficiencies were detailed with reasonable particularity, (2) materially violated any of the covenants described in paragraph 8, or (3) has been convicted of any felony or any misdemeanor that involves moral turpitude. If Employee is terminated for cause, Employee shall only be entitled to his Annual Base Salary through the date of termination and the Company shall have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination. If the termination is for a reason other than for cause,
Employee shall be entitled to receive salary payments at the rate of
Employee's then current Annual Base Salary for the balance of the then unexpired term of this Agreement, together with all such bonus amounts as
Employee may be entitled to as of the time of Employee's termination.
	(c)	Employee may terminate this Agreement at any time upon not less than 30 days' prior written notice. If Employee terminates this Agreement,
Employee shall only be entitled to his Annual Base Salary through the date of termination. The Company shall have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination.
	(d)	Notwithstanding the provisions of paragraphs 6 (b) and (c), upon the occurrence of a Change of Control of the Company (as defined in the
Company's Bylaws) Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement and receive in one cash payment from the Company an amount equal to the lesser of (1) 100% of all Annual Base Salary payments that would otherwise be paid to Employee under this Agreement through-out the then unexpired term of this Agreement, as it may have been extended, or (2)
299% of the Employee's base compensation amount as defined in Section 280(G)
of the Internal Revenue Code.
	(e)	Notwithstanding the provisions of paragraphs 6 (b), (c) and (d), upon the occurrence of a Change of Control of the Company (as defined in the Company's
Bylaws) that is not supported by a majority of the members of the Board in office immediately prior to the Change of Control, Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement, and receive in one cash payment from the
Company an amount equal to 300% of all Annual Base Salary payments that would otherwise be paid to Employee under this Agreement through-out the then unexpired term of this Agreement, as it may have been extended.
	7.	Death or Incapacity. If Employee dies or (in the reasonable
judgment of the Board) is incapacitated during the term of this Agreement, this Agreement shall terminate immediately and the Company shall pay to
Employee or his legal representative the Annual Base Salary that would otherwise be payable to Employee through the last day of the calendar month during which his death or incapacity occurs.
	8.	Confidentiality. (a)  The relationship between the Company and
Employee is one of confidence and trust.
	(b)	As used herein, "Confidential Information" means information about the Company's plans, properties, business contacts, business objectives and goals, including information relating to business opportunities and plans, and negotiating strategies and directives with respect to any of the Company's business activities, whether relating to past, present or prospective activities, and in addition including but not limited to any potential purchases or sales, all geological data and maps, all seismic data and maps, all engineering data, reserves calculations and production methods, all oil and gas prospects, whether domestic or foreign.
The foregoing shall constitute Confidential Information whether it is known by Employee prior to his employment by the Company, or otherwise.
	(c)	Employee agrees that he shall at no time during the term of his employment by the Company or for a period of three years following the termination of this Agreement disclose any Confidential Information or component thereof to any person, firm or corporation to any extent or for any reason or purpose, or otherwise use any Confidential Information for his own benefit or in any way contrary to the best interest of the Company.
	9.	Enforcement of Covenants. In addition to any other remedies
available to the Company, it shall be entitled to specific performance of the covenants contained in paragraph 8. If the Company is successful in enforcing its rights under this paragraph 9, Employee shall reimburse the
Company for all of the costs of such enforcement, including but not limited to reasonable attorney's fees.
	10.	Survival of Covenants. The provisions of paragraphs 8 and 9
shall survive the termination of Employee's employment by the Company.
	11.	Notices. All notices under this Agreement shall be delivered by hand or by registered or certified mail and, if intended for Employee, shall be addressed to Employee at the address contained in the Company's personnel records and if intended for the Company, shall be addressed to the Company at its corporate headquarters. All notices shall be effective upon actual delivery if by hand or, if by mail, five days after being deposited in the
United States mail, postage prepaid and addressed as required by this paragraph.
	12.	Miscellaneous Provisions. (a)  This Agreement contains the
entire agreement between the parties and supersedes all prior agreements, including the Employment Agreement dated effective as of April 1, 1997. This
Agreement shall not be amended or otherwise modified in any manner except by an instrument in writing executed by both parties.

	(b)	Neither this Agreement not any rights or duties under this
Agreement may be assigned or delegated by either party unless the other party consents in writing.
	(c)	Except as otherwise provided in this Agreement, this Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, personal representatives, successors and assigns.
	(d)	This Agreement shall be governed by the laws of the State of
Colorado.

END OF EXHIBIT 10.06

EXHIBIT 10.07

                             Employment Agreement
                                 (Roy K. Ross)

	THIS EMPLOYMENT AGREEMENT, effective as of January 1, 2000, is between
Mallon Resources Corporation, a Colorado corporation (the "Company"), and
Roy K. Ross ("Employee").
	1.	Employment. The Company hereby employs Employee and Employee hereby accepts employment from the Company on the terms and conditions set forth in this Agreement.
	2.	Duties. (a)  Employee shall be the Company's Executive Vice
President. Employee's duties shall be those typically performed by management personnel in like positions with companies similar to the
Company. Employee shall faithfully and diligently perform such duties, subject to the direction and control of the Company's board of directors
(the "Board"). Additionally, Employee shall perform such duties as shall be required by the Bylaws of the Company and such duties as shall be assigned to him from time to time by the Board.
	(b)	Employee shall devote such working time to the business of the
Company as may reasonably be required by the nature of the Company's business, from time to time. Employee shall not engage in any other business activity requiring significant personal services by Employee that in the judgment of the Board may conflict with the proper performance of Employee's duties to the Company.
	3.	Compensation. Employee's compensation shall be as follows:
	(a)	Annual Base Salary. The Company shall pay to Employee a base salary ("Annual Base Salary") at an annual rate of $140,000.00 for each year of this Agreement, as it may be extended. The Annual Base Salary shall be subject to such withholding regulations as are required by law and shall be paid in installments in accordance with the Company's customary payroll. The
Company's Compensation Committee (the "Committee") shall review Employee's work periodically (at least annually), and the Committee may, in its sole discretion, increase Employee's Annual Base Salary if it determines such adjustments are merited and consistent with the Company's executive compensation policies, as they may change from time to time.
	(b)	Cash Bonuses. Employee shall be eligible to receive such cash bonuses as may be determined by the Committee, acting in its sole discretion, based upon Employee's performance and the success of the
Company. It is intended that any such bonuses may be commensurate with
Employee's position with the Company, and that they be generally proportionate to bonuses awarded to other members of the Company's senior management.
	(c)	Stock Compensation. Employee shall be eligible to participate in such of the Company's stock-based compensation plans for which he is otherwise qualified.
	(d)	Miscellaneous. Employee shall be entitled to participate in any insurance plans, hospitalization plans, medical reimbursement plans, profit sharing plans, retirement plans and other employee benefit plans for which
Employee is qualified. Nothing in this paragraph shall require the Company to adopt or maintain any such plans.
	4.	Sick Leave and Vacation. Employee shall be entitled to sick
leave and annual vacation as determined from time to time by the Board, consistent with the Company's sick leave and vacation policies, as they may be changed from time to time.
	5.	Expenses. The Company shall reimburse Employee for all
reasonable entertainment, travel and lodging expenses incurred by Employee in connection with the business of the Company, subject, however, to such rules, regulations and record-keeping requirements as may be established from time to time by the Company; and further subject to the limitation that only such expenses as may be deducted by the Company shall be reimbursed.
	6.	Term. (a)  The term of this Agreement shall commence as of the date of this Agreement and shall continue for a period of 36 months from that date. Notwithstanding the foregoing, on the last day of each month during the term of this Agreement through and including December 31, 2002, an additional month shall automatically be added to the term of this
Agreement unless written notice to the contrary has been given by the Board to Employee prior to such month-end date. This "evergreen" provision is intended to extend the term of this Agreement so that there are always
(until after January 31, 2003) 36 months remaining until expiration of this
Agreement.
	(b)	The Company shall have the right to terminate Employee's
employment by the Company  by not less than 30 days prior written notice. A termination "for cause" shall only be made if a majority of the Board determines that Employee has (1) failed to perform his duties hereunder in a proper and timely manner, and such failure has continued for more than 30 days following written notice in which the deficiencies were detailed with reasonable particularity, (2) materially violated any of the covenants described in paragraph 8, or (3) has been convicted of any felony or any misdemeanor that involves moral turpitude. If Employee is terminated for cause, Employee shall only be entitled to his Annual Base Salary through the date of termination and the Company shall have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination. If the termination is for a reason other than for cause,
Employee shall be entitled to receive salary payments at the rate of
Employee's then current Annual Base Salary for the balance of the then unexpired term of this Agreement, together with all such bonus amounts as
Employee may be entitled to as of the time of Employee's termination.
	(c)	Employee may terminate this Agreement at any time upon not less than 30 days' prior written notice. If Employee terminates this Agreement,
Employee shall only be entitled to his Annual Base Salary through the date of termination. The Company shall have no further obligations hereunder, including payment of any bonus amount for such applicable year of termination.
	(d)	Notwithstanding the provisions of paragraphs 6 (b) and (c), upon the occurrence of a Change of Control of the Company (as defined in the
Company's Bylaws) Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement and receive in one cash payment from the Company an amount equal to the lesser of (1) 100% of all Annual Base Salary payments that would otherwise be paid to Employee under this Agreement through-out the then unexpired term of this Agreement, as it may have been extended, or (2)
299% of the Employee's base compensation amount as defined in Section 280(G)
of the Internal Revenue Code.
	(e)	Notwithstanding the provisions of paragraphs 6 (b), (c) and (d), upon the occurrence of a Change of Control of the Company (as defined in the Company's
Bylaws) that is not supported by a majority of the members of the Board in office immediately prior to the Change of Control, Employee may, at his election made within 30 days following consummation of such event, terminate all of his obligations under this Agreement, and receive in one cash payment from the
Company an amount equal to 300% of all Annual Base Salary payments that would otherwise be paid to Employee under this Agreement through-out the then unexpired term of this Agreement, as it may have been extended.
	7.	Death or Incapacity. If Employee dies or (in the reasonable
judgment of the Board) is incapacitated during the term of this Agreement, this Agreement shall terminate immediately and the Company shall pay to
Employee or his legal representative the Annual Base Salary that would otherwise be payable to Employee through the last day of the calendar month during which his death or incapacity occurs.
	8.	Confidentiality. (a)  The relationship between the Company and
Employee is one of confidence and trust.
	(b)	As used herein, "Confidential Information" means information about the Company's plans, properties, business contacts, business objectives and goals, including information relating to business opportunities and plans, and negotiating strategies and directives with respect to any of the Company's business activities, whether relating to past, present or prospective activities, and in addition including but not limited to any potential purchases or sales, all geological data and maps, all seismic data and maps, all engineering data, reserves calculations and production methods, all oil and gas prospects, whether domestic or foreign.
The foregoing shall constitute Confidential Information whether it is known by Employee prior to his employment by the Company, or otherwise.
	(c)	Employee agrees that he shall at no time during the term of his employment by the Company or for a period of three years following the termination of this Agreement disclose any Confidential Information or component thereof to any person, firm or corporation to any extent or for any reason or purpose, or otherwise use any Confidential Information for his own benefit or in any way contrary to the best interest of the Company.
	9.	Enforcement of Covenants. In addition to any other remedies
available to the Company, it shall be entitled to specific performance of the covenants contained in paragraph 8. If the Company is successful in enforcing its rights under this paragraph 9, Employee shall reimburse the
Company for all of the costs of such enforcement, including but not limited to reasonable attorney's fees.
	10.	Survival of Covenants. The provisions of paragraphs 8 and 9
shall survive the termination of Employee's employment by the Company.
	11.	Notices. All notices under this Agreement shall be delivered by hand or by registered or certified mail and, if intended for Employee, shall be addressed to Employee at the address contained in the Company's personnel records and if intended for the Company, shall be addressed to the Company at its corporate headquarters. All notices shall be effective upon actual delivery if by hand or, if by mail, five days after being deposited in the
United States mail, postage prepaid and addressed as required by this paragraph.
	12.	Miscellaneous Provisions. (a)  This Agreement contains the
entire agreement between the parties and supersedes all prior agreements, including the Employment Agreement dated effective as of April 1, 1997. This
Agreement shall not be amended or otherwise modified in any manner except by an instrument in writing executed by both parties.

	(b)	Neither this Agreement not any rights or duties under this
Agreement may be assigned or delegated by either party unless the other party consents in writing.
	(c)	Except as otherwise provided in this Agreement, this Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, personal representatives, successors and assigns.
	(d)	This Agreement shall be governed by the laws of the State of
Colorado.

END OF EXHIBIT 10.07

EXHIBIT 10.08

Peter H. Blum
Bear Ridge Capital LLC
4 Trapping Way
Pleasantville, NY  10570
Dear Peter:
	The purpose of this letter is to restate and confirm the terms upon which Bear Ridge Capital LLC ("BRC") will provide professional financial consulting services to Mallon Resources Corporation ("Mallon"). Mallon understands that BRC and Mallon have agreed to the following terms:
1. Term. This agreement shall be effective from March 1, 1999 through December 31, 2000. The parties agree to review the nature and terms of the contract in December 2000, and will mutually agree to appropriate adjustments or termination depending on the results of BRC's efforts.
Either party, at any time, may terminate this agreement by giving the other party written notice at least 30 days prior to the effective date of termination. During the notice period, all other rights and duties of the parties under this agreement shall continue. If either Mallon or BRC desires to terminate work in process commenced before receipt of termination, it may do so upon mutual consent of the parties.
2. Services. BRC shall provide professional financial consulting services to Mallon. The services shall include advice and negotiating services with respect to merger, acquisition and sale opportunities; advice concerning the nature, timing and content of communications to the brokerage industry; advice concerning brokerage industry services and service providers; and advice concerning when and how to access the capital markets. In providing these services, BRC shall be subject to the reasonable supervision and direction of Mallon's Chief Executive Officer. Notwithstanding the foregoing, BRC is intended to be a part-time independent contractor to Mallon, not an employee of Mallon.
It is expected that BRC will devote all such time to the performance of its obligations under this agreement as may reasonably be required.
3. Cash Compensation. BRC shall be paid $11,000 per month. Payments will be made monthly, in arrears, on the last day of each month.
4. Stock Compensation. Mallon shall, by separate instrument, issue to BRC warrants to purchase 40,000 shares of Mallon's $0.01 par value common stock at an exercise price of $0.01 per share. These warrants, which shall expire on December 31, 2004, shall vest in accordance with the following schedule:
     10,000 upon earlier of a Change of Control of Mallon or July 1, 2001;

     10,000 upon a Change of Control of Mallon upon terms approved by Mallon's Board of Directors; and

     20,000 upon a Change of Control of Mallon in a transaction in which, on a fully diluted basis, shares of Mallon's common stock are valued at a price in excess of $11.50 per share.

If no Change of Control of Mallon has been closed by July 1, 2001, Mallon will reconsider the vesting schedule for the second and third group of warrants.
BRC shall vest in the warrants unless, prior to the vesting event, BRC has terminated this agreement or Mallon has terminated this agreement due to BRC's failure to perform its obligations hereunder in a manner reasonably acceptable to Mallon.
For the purposes of this agreement, "a Change of Control of Mallon" shall have the meaning set forth in Mallon's Bylaws, as amended.
5. Bonus. BRC will be eligible to receive bonus payments, from time to time, upon the same basis as other members of management. Such payments, if any, will be determined by the Compensation Committee of Mallon's board of directors. No such payments are required to be made.
6. Expenses. BRC shall be reimbursed for its reasonable travel and out-of-pocket expenses incurred in performance of its services under this agreement, subject to BRC's compliance with Mallon's standard requirements for expense reimbursements.
7. Governing Law. The validity, interpretation, and performance of this letter agreement shall be controlled by and construed under the laws of the State of Colorado.
	If the foregoing accurately sets forth your understanding of our agreement, please execute and return a copy of this letter, whereupon it shall reflect an agreement between the parties.

END OF EXHIBIT 10.08

EXHIBIT 10.09

                        MALLON RESOURCES CORPORATION
                         SEVERANCE AND SALE PROGRAM

1. Introduction
a) Recitals. Effective as of March 1, 2000, MALLON RESOURCES CORPORATION, a Colorado corporation (the "Company"), hereby establishes the Mallon Resources Corporation Severance and Sale Program (the "Program").
b) Purpose. The purpose of the Program is to encourage employees of the Company to continue in the Company's employ and to expend their best efforts on the Company's behalf during times of turmoil that may effect the Company.
2. Definitions
a) Definitions. The following terms shall have the meanings set forth below:
i)  "Board" means the Board of Directors of the Company.
ii) "Change in Control of the Company" has the meaning set forth in the Company's Bylaws.
iii) "Committee" means the Compensation Committee of the Board, or the Board acting in such capacity as a whole.
iv) "Consultant" means a business consultant engaged to perform consulting or other services for the Company.
v) "Directors" means directors of the Company, whether they are Employees or Consultants, or not.
vi)  "Eligible Person" means (1) Employees, (2) Consultants, and (3)
Directors.
vii)  "Employee" means a person in the employ of the Company.
viii) "Outside Directors" means those Directors of the Company on March 1, 2000, who are neither Employees of, nor paid Consultants to, the Company.
ix) "Participant" means an Eligible Person designated by the Committee from time to time during the term of the Program to participate in one or more specified portions of the Program.
x) "Sale Value per Share" means, in connection with a Change in Control of the Company, the value of all consideration payable to the shareholders of the Company by virtue of their shareholdings divided by the number of outstanding shares of the Company's common stock, on a fully-diluted basis.
b) Gender and Number. Except when otherwise indicated by the context, the masculine gender shall also include the feminine gender, and the definition of any term herein in the singular shall also include the plural.
3. Program Administration
The Program shall be administered by the Committee. In accordance with the provisions of the Program, the Committee shall, in its sole discretion after consultation with the Company's Chief Executive Officer, select the Participants from Eligible Persons and establish such terms and requirements as the Committee may deem necessary or desirable and consistent with the terms of the Program. The Committee shall determine the form or forms of the agreements with Participants which shall evidence the particular provisions, terms, conditions, rights and duties of the Company and the Participants, which provisions need not be identical except as may be provided herein. The Committee may from time to time adopt such rules and regulations for carrying out the purposes of the Program as it may deem proper and in the best interests of the Company. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Program or in any agreement entered into hereunder in the manner and to the extent it shall deem expedient to carry the Program into effect and it shall be the sole and final judge of such expediency. No member of the Committee shall be liable for any action or determination made in good faith. The determinations, interpretations and other actions of the Committee pursuant to the purposes and on all persons, subject only to the review and control of the Board on all Program matters except selection of Participants.
4. Severance Payments
a) Upon any Change in Control of the Company, each Employee who has theretofore been designated as a Participant in the Severance Payment portion of the Program and has remained an Employee to the time of the Change in Control of the Company shall be paid a one time cash payment equal to one month of such Employee's standard wages in effect at the time of the Change in Control of the Company for each full year of his or her employment by the Company, up to a maximum of six months' wages. A proportionate fraction of one month's wages will be paid for fractional years of employment, provided that not more than a total of six month's wages will be payable to any Employee.
b) Notwithstanding the foregoing, no Severance Payments under the foregoing provision shall be paid to any employee who has an employment contract with the Company that provides for severance payments.

c) Upon any Change in Control of the Company, each Outside Director who has remained a Director to the time of the Change in Control of the Company shall be paid a one time cash payment of $100,000.
5. Sales Assistance Units
a) Selection. The Committee may, in its sole discretion after consultation with the Company's Chief Executive Officer, select Eligible Persons to be Participants in the Sales Assistance portion of the Program.
b) Units. A maximum of 3,000,000 Sales Assistance Units ("SAUs") may be distributed to selected Participants in the Sales Assistance portion of the Program. Upon the consummation of a Change in Control of the Company, each outstanding SAU will be redeemed by the Company for a payment determined in accordance with the following scale:

    Sale Value per Share                                        SAU Value
    less than $10.00                                              $0.00
    equal to or greater than $10.00, but less than $10.50         $0.10
    equal to or greater than $10.50, but less than $11.00         $0.20
    equal to or greater than $11.00, but less than $11.50         $0.50
    equal to or greater than $11.50, but less than $12.00         $0.75
    equal to or greater than $12.00                               $1.00

c) Certificates. Certificates representing all SAUs that are issued, if any, shall be executed and delivered by officers of the Company.
d) Forfeiture. If a holder of SAUs ceases to be an Eligible Person at any time prior to the consummation of a Change in Control of the Company, all SAUs theretofore held by such Participant shall be immediately null, void and of no further effect.
e) Alternative Payments. In the discretion of the Committee, SAUs may be redeemed for consideration other than cash, including the consideration otherwise being received by shareholders of the Company in connection with the Change in Control of the Company transaction.
f) Nontransferability. No right or interest of any Participant in an SAU shall be assignable or transferable by the Participant, either voluntarily or involuntarily, or subjected to any lien, directly or indirectly, by operation of law, or otherwise, including execution, levy, garnishment, attachment, pledge, or bankruptcy.
6. Program Amendment
The Board, upon recommendation of the Committee or at its own initiative, at any time and from time to time and in any respect, may amend or modify the Program.
7. Miscellaneous
a) Governing Law. The Program and all agreements hereunder shall be construed in accordance with and governed by the laws of the State of Colorado.
b) Effective Date. The Program shall be effective as of March 1, 2000.
(END)
END OF EXHIBIT 10.09

EXHIBIT 10.10

PROMISSORY NOTE
$1,585,018.00	September 2, 1999
	FOR VALUE RECEIVED, George O. Mallon, Jr. ("Maker"), hereby promises to pay to the order of Mallon Resources Corporation, a Colorado corporation, at 999 18th Street, Suite 1700, Denver, Colorado, or at such other place as may be designated in writing by the holder of this note, the principal sum of $1,585,018.00, together with interest thereon from the date of this note until this note is paid in full, at an interest rate of 7.0% per annum, compounded annually.
	The principal and all accrued interest on this note shall be due and payable in one payment due on August 31, 2002.
	Upon any failure by Maker to pay any principal or interest under this note when due, or upon the occurrence of any default under any deed of trust, mortgage, pledge agreement, security agreement, or other encumbrance or agreement securing Maker's payment of this note, the holder of this note may at any time thereafter declare all unpaid principal and interest under this note due and payable, immediately, without presentment, demand or notice of any kind.
	If this note is not paid in full when due or declared due, the unpaid principal balance of this note, and the accrued interest thereon, shall thereafter bear interest at the an annual rate equal to 5% greater than the rate specified in the first paragraph of this note.
	The principal of this note may be prepaid in full or in part at any time without notice, penalty or premium. All amounts paid under this note shall be applied first to accrued interest, and then to the reduction of principal.
	Payment of this note is secured by a Stock Pledge of even date (the
"Pledge").
	Maker and each endorser and guarantor of this note, if any, waive presentment of this note for payment, protest, and notice of nonpayment; and agree to any extension of time for payment and partial payments before, at or after maturity. Maker shall reimburse the holder of this note for all costs incurred in collecting this note, including reasonable attorneys' fees, whether suit is commenced, or otherwise.
	This note shall be construed in accordance with Colorado law. EXECUTED as of the date first set forth above.

Stock Pledge
	THIS PLEDGE is given by the undersigned ("Debtor") for the benefit of MALLON RESOURCES CORPORATION ("Beneficiary") for the purpose of securing performance of Debtor's obligations under the promissory note of even date from Debtor to Beneficiary in the original principal amount of $1,585,018.00 (the "Note"). Debtor hereby agrees as follows:
	1. As security for Debtor's performance of Debtor's obligations under the Note, Beneficiary is hereby given a lien upon and a security interest in 230,548 shares of the $0.01 par value per share common stock of Mallon Resources Corporation (the "Shares"), all of which are owned by Debtor and are in due form for transfer and all of which are herewith deposited with Beneficiary. Stock dividends and other distributions on account of the Shares shall be deemed an increment thereto, and if not received directly by Beneficiary shall be delivered immediately to Beneficiary by Debtor in form for transfer.
	2. Upon the happening of any event of default under the terms of the Note, Beneficiary shall have with respect to the Shares all of the rights and remedies provided to a secured party by the Uniform Commercial Code in effect in the State of Colorado at that time.
	3. Beneficiary may, at Beneficiary's option and without obligation to do so, transfer to or register in the name of Beneficiary's nominees all or any part of the Shares and Beneficiary may do so before or after the maturity of the Note and with or without notice to Debtor.
	4. This Pledge shall be deemed to have been made under, and shall be governed by, the laws of the State of Colorado in all respects, including matters of construction, validity and performance, and none of its terms or provisions may be waived, altered, modified, or amended, except as Beneficiary may consent thereto in writing.
Dated September 2, 1999.

END OF EXHIBIT 10.10

EXHIBIT 10.11

PROMISSORY NOTE
$645,548.75	September 2, 1999
	FOR VALUE RECEIVED, Kevin M. Fitzgerald ("Maker"), hereby promises to pay to the order of Mallon Resources Corporation, a Colorado corporation, at 999 18th Street, Suite 1700, Denver, Colorado, or at such other place as may be designated in writing by the holder of this note, the principal sum of $645,548.75, together with interest thereon from the date of this note until this note is paid in full, at an interest rate of 7.0% per annum, compounded annually.
	The principal and all accrued interest on this note shall be due and payable in one payment due on August 31, 2002.
	Upon any failure by Maker to pay any principal or interest under this note when due, or upon the occurrence of any default under any deed of trust, mortgage, pledge agreement, security agreement, or other encumbrance or agreement securing Maker's payment of this note, the holder of this note may at any time thereafter declare all unpaid principal and interest under this note due and payable, immediately, without presentment, demand or notice of any kind.
	If this note is not paid in full when due or declared due, the unpaid principal balance of this note, and the accrued interest thereon, shall thereafter bear interest at the an annual rate equal to 5% greater than the rate specified in the first paragraph of this note.
	The principal of this note may be prepaid in full or in part at any time without notice, penalty or premium. All amounts paid under this note shall be applied first to accrued interest, and then to the reduction of principal.
	Payment of this note is secured by a Stock Pledge of even date (the
"Pledge").
	Maker and each endorser and guarantor of this note, if any, waive presentment of this note for payment, protest, and notice of nonpayment; and agree to any extension of time for payment and partial payments before, at or after maturity. Maker shall reimburse the holder of this note for all costs incurred in collecting this note, including reasonable attorneys' fees, whether suit is commenced, or otherwise.
	This note shall be construed in accordance with Colorado law. EXECUTED as of the date first set forth above.

Stock Pledge
	THIS PLEDGE is given by the undersigned ("Debtor") for the benefit of MALLON RESOURCES CORPORATION ("Beneficiary") for the purpose of securing performance of Debtor's obligations under the promissory note of even date from Debtor to Beneficiary in the original principal amount of $645,548.75 (the "Note"). Debtor hereby agrees as follows:
	1. As security for Debtor's performance of Debtor's obligations under the Note, Beneficiary is hereby given a lien upon and a security interest in 93,898 shares of the $0.01 par value per share common stock of Mallon Resources Corporation (the "Shares"), all of which are owned by Debtor and are in due form for transfer and all of which are herewith deposited with Beneficiary. Stock dividends and other distributions on account of the Shares shall be deemed an increment thereto, and if not received directly by Beneficiary shall be delivered immediately to Beneficiary by Debtor in form for transfer.
	2. Upon the happening of any event of default under the terms of the Note, Beneficiary shall have with respect to the Shares all of the rights and remedies provided to a secured party by the Uniform Commercial Code in effect in the State of Colorado at that time.
	3. Beneficiary may, at Beneficiary's option and without obligation to do so, transfer to or register in the name of Beneficiary's nominees all or any part of the Shares and Beneficiary may do so before or after the maturity of the Note and with or without notice to Debtor.
	4. This Pledge shall be deemed to have been made under, and shall be governed by, the laws of the State of Colorado in all respects, including matters of construction, validity and performance, and none of its terms or provisions may be waived, altered, modified, or amended, except as Beneficiary may consent thereto in writing.


END OF EXHIBIT 10.11

EXHIBIT 10.12

PROMISSORY NOTE
$391,283.75	September 2, 1999
	FOR VALUE RECEIVED, Roy K. Ross("Maker"), hereby promises to pay to the order of Mallon Resources Corporation, a Colorado corporation, at 999 18th Street, Suite 1700, Denver, Colorado, or at such other place as may be designated in writing by the holder of this note, the principal sum of $391,283.75, together with interest thereon from the date of this note until this note is paid in full, at an interest rate of 7.0% per annum, compounded annually.

	The principal and all accrued interest on this note shall be due and payable in one payment due on August 31, 2002.
	Upon any failure by Maker to pay any principal or interest under this note when due, or upon the occurrence of any default under any deed of trust, mortgage, pledge agreement, security agreement, or other encumbrance or agreement securing Maker's payment of this note, the holder of this note may at any time thereafter declare all unpaid principal and interest under this note due and payable, immediately, without presentment, demand or notice of any kind.
	If this note is not paid in full when due or declared due, the unpaid principal balance of this note, and the accrued interest thereon, shall thereafter bear interest at the an annual rate equal to 5% greater than the rate specified in the first paragraph of this note.
	The principal of this note may be prepaid in full or in part at any time without notice, penalty or premium. All amounts paid under this note shall be applied first to accrued interest, and then to the reduction of principal.
	Payment of this note is secured by a Stock Pledge of even date (the
"Pledge").
	Maker and each endorser and guarantor of this note, if any, waive presentment of this note for payment, protest, and notice of nonpayment; and agree to any extension of time for payment and partial payments before, at or after maturity. Maker shall reimburse the holder of this note for all costs incurred in collecting this note, including reasonable attorneys' fees, whether suit is commenced, or otherwise.
	This note shall be construed in accordance with Colorado law. EXECUTED as of the date first set forth above.

Stock Pledge
	THIS PLEDGE is given by the undersigned ("Debtor") for the benefit of MALLON RESOURCES CORPORATION ("Beneficiary") for the purpose of securing performance of Debtor's obligations under the promissory note of even date from Debtor to Beneficiary in the original principal amount of $391,283.75 (the "Note"). Debtor hereby agrees as follows:
	1. As security for Debtor's performance of Debtor's obligations under the Note, Beneficiary is hereby given a lien upon and a security interest in 56,914 shares of the $0.01 par value per share common stock of Mallon Resources Corporation (the "Shares"), all of which are owned by Debtor and are in due form for transfer and all of which are herewith deposited with Beneficiary. Stock dividends and other distributions on account of the Shares shall be deemed an increment thereto, and if not received directly by Beneficiary shall be delivered immediately to Beneficiary by Debtor in form for transfer.
	2. Upon the happening of any event of default under the terms of the Note, Beneficiary shall have with respect to the Shares all of the rights and remedies provided to a secured party by the Uniform Commercial Code in effect in the State of Colorado at that time.
	3. Beneficiary may, at Beneficiary's option and without obligation to do so, transfer to or register in the name of Beneficiary's nominees all or any part of the Shares and Beneficiary may do so before or after the maturity of the Note and with or without notice to Debtor.
	4. This Pledge shall be deemed to have been made under, and shall be governed by, the laws of the State of Colorado in all respects, including matters of construction, validity and performance, and none of its terms or provisions may be waived, altered, modified, or amended, except as Beneficiary may consent thereto in writing.

END OF EXHIBIT 10.11