Form 10-K/A
period 1999-12-31
MALLON RESOURCES CORP
filed 2000-04-28
CIK 837759

__________________________________

                      Securities and Exchange Commission
                            Washington, D.C.  20549



                                  Form 10-K/A
                               Amendment to Report
Filed Pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934


Mallon Resources Corporation
(Exact name of Registrant as specified in its charter)



0-17267
(Commission file number)


Amendment No. 1


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10K for the Year Ended December 31, 1999:

All of Part III (i.e., Items 10, 11, 12 and 13)

(List of all such items, financial statements, exhibits or other portions amended)


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Mallon Resources Corporation

April 27, 2000
                                          /s/ Roy K. Ross
                                          Roy K. Ross, Executive Vice President


                      __________________________________


ALL OF PART III (INCLUDING ITEMS 10, 11, 12 AND 13) OF REGISTRANT'S ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED DECEMBER 31, 1999, IS HEREBY AMENDED TO READ IN ITS ENTIRETY AS FOLLOWS:

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers is set forth in
Item 1 of Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION

    The following table summarizes certain information regarding compensation awarded to, earned by or paid by the Company for services rendered for the year ended December 31, 1999 to the Company's chief executive officer and the four other most highly compensated individuals whose total compensation, exceeded $100,000 for such year.


                           SUMMARY COMPENSATION TABLE

                      Annual Compensation                    Long Term Compensation
                                                                    Awards
 Name and                                      Other Annual  Restricted    Securities   All Other
 Principal                                     Compensation  Stock Awards  Underlying   Compensation
 Position         Year  Salary ($)  Bonus ($)      ($)           ($)       Options (#)      ($)
G.O. Mallon, Jr.  1999  175,000       29,530        --              --           --        2,500
CEO               1998  174,000       48,107        --              --       98,094        2,500
                  1997  175,000       29,700        --          73,750      142,000        2,375

K.M. Fitzgerald   1999  145,000       16,405        --              --           --        2,500
E.V.P.            1998  144,000       31,062        --              --       55,533        2,500
                  1997  145,000       24,000        --          73,750      127,500        1,500

R.K. Ross         1999  140,000       13,390        --              --           --        2,500
E.V.P.            1998  140,000       18,672        --              --       39,915        2,500
                  1997  140,000       22,400        --          36,875       78,000        2,375

A.R. Lopez
Treasurer         1999   92,400        9,465        --              --           --        2,500

D.M. Erickson     1999  110,000        8,297        --              --           --        2,500
VP Operations     1998  100,000       11,802        --              --           --        2,236
of Mallon Oil     1997   91,667        9,500        --              --       20,000        1,676


    The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named individuals as of December 31, 1999, as well as the value of unexercisable "in the money" options at that date.


          AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

                                      Value    Number Of Securities Underlying    Value Of Unexercised
                  Shares Acquired   Realized   Unexercised Options                In-The-Money Options
   Name           On Exercise (#)     ($)      At December 31, 1999 (#)           At December 31, 1999 ($) (1)
                                               Exercisable       Unexercisable    Exercisable    Unexercisable
G.O. Mallon, Jr.    230,548             --        16,825                --           99,520           --

K.M. Fitzgerald      93,898             --        19,743            86,421          116,526       24,151

R.K. Ross            56,914             --         3,587            59,051           21,215       17,363

A.R. Lopez               --             --        11,800            10,200               --           --

D.M. Erickson            --             --        12,000             8,000           71,136       47,424


(1) Amounts shown represent aggregated fair market value at the share price on December 31, 1999 of $5.94 per share, less the aggregate exercise price of the unexercised "in the money" options held. These values have not been, and may never be, realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

    Equity Participation Plans. Under the Mallon Resources Corporation 1988 Equity Participation Plan and the Mallon Resources Corporation 1997 Equity Participation Plan, shares of Common Stock have been reserved for issuance for various compensation purposes. The Plans are administered by the Compensation Committee, currently comprised of Messrs. Reinhardt, Douglass and Blum. The terms of any awards made under the Plans are within the broad discretion of the Committee. At December 31, 1999, the following options to purchase shares of the Company's Common Stock were issued and outstanding under the Plans:

                          Weighted
          Number of       Average
           Shares      Exercise Price
          _________    ______________
           411,969         $5.67

    Employee Profit Sharing and Thrift Plan. The Company established the Mallon Resources Corporation 401(k) Profit Sharing Plan (the "401(k) Plan") effective January 1, 1989. The Company will match an employee's contribution to the 401(k) Plan in an amount up to 25% of his or her eligible monthly contributions. The Company may also contribute additional amounts at the discretion of the Compensation Committee of the Board of Directors, contingent upon realization of earnings by the Company, which, in the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. The 401(k) Plan is open to all full time employees of the Company who have attained the age of 21.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of shares of our common stock as of March 31, 2000, by (a) each shareholder known by us to own of record or beneficially more than 5% of our outstanding common stock; (b) our chief executive officer (Mr. Mallon); (c) each of our directors; and (d) all of our directors and executive officers as a group:

                                                         Number         Percent
Name and address (1)                                    of shares       Owned
George O. Mallon, Jr                                      541,990 (2)     6.9%
Kevin M. Fitzgerald                                       157,080 (3)     2.0%
Roy K. Ross                                                85,027 (4)     1.1%
Frank Douglass                                             73,344 (5)       *
Roger R. Mitchell                                          58,798 (6)       *
Francis J. Reinhardt, Jr.                                  64,920 (7)       *
Peter H. Blum                                             112,235 (8)     1.4%
Centennial Energy Partners, L.L.C.                        756,200 (9)     9.6%
Wellington Management Company, LLP                        735,000 (9)     9.4%
Robert Fleming Inc.                                       575,385 (9)     7.3%
Aquila Energy Capital Corporation                         420,000 (9)     5.4%
All officers and directors as a group (8 persons)       1,109,261(10)    13.6%
__________
*  Less than 1%

1. The address of Messrs. Mallon, Fitzgerald and Ross is 999 18th Street, Suite 1700, Denver, CO 80202. The address of Mr. Douglass is 4350 Beltway Drive, Dallas, TX 75244-8266. The address of Mr. Mitchell is 113 Cypress Cove Lane, Mooresville, NC 28117. The address of Mr. Reinhardt is 650 Madison Ave., 23rd Floor, New York, NY 10022. The address of Mr. Blum is 4 Trapping Way, Pleasantville, NY 10570. The address of Centennial Energy Partners L.L.C. is 900 Third Avenue, Suite 1801, New York, NY 10022. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The address of Robert Fleming Inc. is 320 Park Avenue, 11th Floor, New York, NY 10022. The address of Aquila Energy Capital Corporation is 909 Fannin, Suite 1850, Houston, Texas 77010.

2. Includes 2,166 shares owned by Mr. Mallon's wife and 47,491 shares that could be acquired by Mr. Mallon upon the exercise of immediately exercisable stock options and warrants that he holds. A trust created for the benefit of Mr. Mallon's children owns shares that are not included, as Mr. Mallon has no voting or other control over the shares in the trust.

3. Includes 43,182 shares that could be acquired by Mr. Fitzgerald upon the exercise of immediately exercisable stock options and warrants that he holds. Does not include 86,648 shares covered by stock options that have not yet vested.

4. Includes 21,363 shares that could be acquired by Mr. Ross upon the exercise of immediately exercisable stock options and warrants that he holds. Does not include 57,325 shares covered by stock options that have not yet vested.

5. Includes 29,740 shares that could be acquired by Mr. Douglass upon the exercise of immediately exercisable stock options and warrants that he holds. Does not include 2,666 shares covered by stock options that have not yet vested.

6. Includes 25,070 shares that could be acquired by Mr. Mitchell upon the exercise of immediately exercisable stock options that he holds. Does not include 2,666 shares covered by stock options that have not yet vested.

7. Includes 27,735 shares that could be acquired by Mr. Reinhardt upon the exercise of immediately exercisable stock options and warrants that he holds. Does not include 2,666 shares covered by stock options that have not yet vested.

8. Includes 97,735 shares that could be acquired by Mr. Blum upon the exercise of immediately exercisable stock options and warrants that he holds. Does not include 42,666 shares covered by stock options and warrants that have not yet vested.

9. Based upon information contained in various public filings made with the SEC.

10. Includes 308,183 shares that could be acquired upon the exercise of immediately exercisable stock options and warrants. Does not include 208,770 shares covered by stock options and warrants that have not yet vested.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We serve as operator of certain oil and gas properties in which some of our officers and directors have working interests. Such individuals pay their pro-rata share of all costs relating to the properties, on the same basis as other unaffiliated interest owners. Mr. Fitzgerald, one of our directors and executive officers, owns royalty interests that burden certain of our properties.

    Under our "Stock Ownership Encouragement Program," Messrs. Mallon, Fitzgerald and Ross borrowed $1,585,018, $645,549, and $391,284, respectively, from the Company that they used to exercise the options noted in the table under Item 11, above. Messrs. Mallon, Fitzgerald and Ross issued promissory notes to the Company in the noted amounts, which bear interest at the rate of 7.0% per annum, and are due August 31, 2002. Payment of the notes is secured, in part, by a pledge of the stock acquired upon the exercise of the options.

    In July 1999, the Company entered into a financial consulting services contract with Bear Ridge Capital LLC, which is wholly-owned by Mr. Blum, one of the Company's directors. Under the contract, Bear Ridge Capital is paid a monthly retainer and was issued warrants to purchase an aggregate of 40,000 shares of the Company's common stock at a per share exercise price of $0.01. During 1999, the Company paid Bear Ridge Capital $110,000 in fees.