Form 10-Q
period 2000-03-31
MALLON RESOURCES CORP
filed 2000-05-15
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.20549

                                  Form 10-Q


(Mark One)
[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the
          quarterly period ended March 31, 2000.

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

     YES [X]                     NO [  ]



As of April 30, 2000, 7,839,700 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

PART I  --  FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                   ASSETS


                                                                                 March 31,        December 31,
                                                                                    2000             1999
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $  1,681        $  1,230
    Accounts receivable:
        Oil and gas sales                                                            1,448           1,315
        Joint interest participants, net of allowance of
           $43 and $43, respectively                                                   355             559
        Related parties                                                                 65              53
        Other                                                                          123             153
    Inventories                                                                        217             200
    Other                                                                              229              83
            Total current assets                                                     4,118           3,593

Property and equipment:
    Oil and gas properties, full cost method                                       107,420         103,315
    Natural gas processing plant                                                     8,341           8,341
    Other property and equipment                                                     1,097           1,084
                                                                                   116,858         112,740
    Less accumulated depreciation, depletion and amortization                      (54,444)        (53,428)
                                                                                    62,414          59,312

Notes receivable-related parties                                                        14              84
Debt issuance costs                                                                  1,763           1,885
Other, net                                                                             555             552

Total Assets                                                                      $ 68,864        $ 65,426
                                                                                  ========        ========



(Continued on next page)








The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                      (In thousands, except share amounts)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 March 31,        December 31,
                                                                                    2000             1999
                                                                                 (Unaudited)
Current liabilities:
    Trade accounts payable                                                        $  5,829        $  4,883
    Undistributed revenue                                                              825             934
    Accrued taxes and expenses                                                          71              55
    Current portion of long-term debt                                                  414             399
            Total current liabilities                                                7,139           6,271

Long-term debt, net of unamortized discount of $2,982 and
    $3,146, respectively                                                            38,664          34,874

Total liabilities                                                                   45,803          41,145

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $1,352                                               1,344           1,341

Mandatorily Redeemable Common Stock, $0.01 par value, 420,000 shares authorized, issued and outstanding, mandatory
    redemption of $5,250                                                             3,548           3,450

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000 shares
        authorized; 7,417,300 and 7,413,300 shares issued
        and outstanding, respectively                                                   74              74
    Additional paid-in capital                                                      77,470          77,013
    Accumulated deficit                                                            (56,646)        (54,914)
    Notes receivable from shareholders                                              (2,729)         (2,683)
            Total shareholders' equity                                              18,169          19,490

Total Liabilities and Shareholders' Equity                                        $ 68,864        $ 65,426
                                                                                  ========        ========








The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                           2000       1999
                                                                                        (Unaudited)
Revenues:
    Oil and gas sales                                                                    $ 3,920     $ 3,020
    Interest and other                                                                        62          18
                                                                                           3,982       3,038

Costs and expenses:
    Oil and gas production                                                                 1,663       1,345
    Depreciation, depletion and amortization                                               1,441       1,306
    General and administrative                                                             1,190         700
    Interest and other                                                                     1,319         558
                                                                                           5,613       3,909

Net loss                                                                                  (1,631)       (871)

Dividends on preferred stock and accretion                                                   (30)        (30)

Accretion of mandatorily redeemable common stock                                             (98)         --

Net loss attributable to common shareholders                                             $(1,759)    $  (901)
                                                                                         =======     =======


Basic:
    Net loss per share attributable to common shareholders                               $ (0.22)    $ (0.13)
                                                                                         =======     =======

    Weighted average common shares outstanding                                             7,836       7,022
                                                                                         =======     =======

















The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                        2000           1999
                                                                                       (Unaudited)
Cash flows from operating activities:
    Net loss                                                                            $(1,631)     $  (871)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation, depletion and amortization                                          1,441        1,306
        Accrued interest expense added to long-term debt                                    912           --
        Accrued interest income added to notes receivable from shareholders                 (46)          --
        Amortization of discount on long-term debt                                          163           --
        Stock compensation expense                                                          366           41
        Changes in operating assets and liabilities:
            Decrease (increase) in:
                  Accounts receivable                                                        89          232
                  Inventory and other assets                                               (168)        (127)
            Increase (decrease) in:
                  Trade accounts payable and undistributed revenue                          837       (1,968)
                  Accrued taxes and expenses                                                 17           68
                  Deferred revenue                                                           --         (227)
Net cash provided by (used in) operating activities                                       1,980       (1,546)

Cash flows from investing activities:
    Additions to property and equipment                                                  (4,304)      (2,785)
    Other                                                                                    70            6
Net cash used in investing activities                                                    (4,234)      (2,779)

Cash flows from financing activities:
    Proceeds from long-term debt                                                          2,824        4,380
    Payments of long-term debt                                                              (96)        (325)
    Payment of preferred dividends                                                          (27)         (27)
    Other                                                                                     4           --
Net cash provided by financing activities                                                 2,705        4,028

Net increase (decrease) in cash and cash equivalents                                        451         (297)

Cash and cash equivalents, beginning of period                                            1,230        1,733

Cash and cash equivalents, end of period                                                $ 1,681      $ 1,436
                                                                                        =======      =======

Supplemental cash flow information:
    Cash paid for interest                                                              $   206      $   480
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

                         MALLON RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 ___________

Note 1. General

    Mallon Resources Corporation (the "Company") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company operates its business and reports its operations as one business segment. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 2000.

Note 2. Long-term Debt

Long-term debt consists of the following:

<CAPTION
                                                                  March 31,    December 31,
                                                                  2000         1999
Note payable to Aquila Energy Capital Corporation, due 2003       $36,627      $32,890
Less unamortized discount (effective rate of 13.7%)                (2,982)      (3,146)
                                                                   33,645       29,744
Lease obligation to Universal Compression, Inc.                     5,298        5,390
8.5% unsecured note payable to Bank One, Colorado, N.A., due 2002     135          139
                                                                   39,078       35,273
Less current portion                                                 (414)        (399)

         Total                                                    $38,664      $34,874
                                                                  =======      =======


    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. At March 31, 2000, the Company had drawn $36.6 million, including accrued interest, under the Aquila Credit Agreement.

    The borrowing base is subject to redetermination annually on or before April 30. Aquila has delayed its April 2000 redetermination until certain wells drilled by the Company during the first four months of 2000 are completed and their reserves are evaluated. The Company had delayed its completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones. The approval was received in April 2000.

    Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined, less advances for the Company's development program. As of March 31, 2000, the advances exceeded cash flow from operations and the Company had not made any principal payments.

    During first quarter 2000, the Company repaid $92,000 of lease obligation to Universal Compression and $4,000 of unsecured note payable to Bank One.

Note 3. Earnings (Loss) per Share

    Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Mandatorily Redeemable Convertible Preferred Stock were converted to common stock.

    The consolidated statements of operations for the three months ended March 31, 2000 and 1999 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

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

Note 5. Subsequent Events

    In April 2000, the Company redeemed 55,200 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock at the mandatory redemption price of $10 per share by issuing a convertible promissory note for $552,000. Interest on the note accrues at 11.3% and is payable quarterly beginning on June 30, 2000. The note and all unpaid accrued interest is payable in full on April 15, 2001. The holder of the note may at any time cause any part of the unpaid principal and accrued interest due to be converted into shares of the Company's common stock using the same conversion price applicable to the remaining Series B Preferred Stock shares, currently $10.28. After this transaction, 80,000 shares of Series B Preferred Stock remain outstanding, all of which the Company is required to redeem in April 2001.

    In April 1999, Mallon Oil filed a civil action to collect approximately $265,000 of unpaid joint-interest billings from Wadi Petroleum, Inc. relating to certain oil and gas properties operated by the Company. In April 2000, the Company settled the matter for a payment to the Company of $150,000 and the assignment to the Company of certain oil and gas properties.

    In April 2000, the Government of Costa Rica awarded the Company a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. The Company must complete an environmental assessment of its proposed operations within the next four months, and expects to sign final contracts thereafter. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is intended to assist in understanding our consolidated financial position at March 31, 2000 and December 31, 1999, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. Our Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

Liquidity and Capital Resources

    Our operations are capital intensive. Historically, our principal sources of capital have been cash flow from operations, advances from our fixed-term credit facility, a revolving line of credit and proceeds from sales of common and preferred stock. Our principal uses of capital have been for the acquisition, exploration and development of oil and gas properties and related facilities.

    During first quarter 2000, our capitalized costs incurred in oil and gas producing activities were $4.1 million. Our 2000 capital expenditure budget is $23.4 million. During first quarter 2000, we drilled 14 wells of the total 50 wells we plan to drill during the year. One well drilled was completed, one is completing and the remaining 12 wells are awaiting completion, as discussed below. We expect to fund our capital requirements for the next 12 months out of cash flow from operations and borrowings, as described below.

    In September 1999, we established a credit agreement with Aquila Energy Capital Corporation (the "Aquila Credit Agreement"). The initial amount available under the agreement was $45.7 million. As of May 1, 2000, we had drawn $40.1 million, including accrued interest, under the Aquila Credit Agreement. The amount available under the Aquila Credit Agreement may be increased to as much as $60 million as new reserves are added through our development drilling program. Our planned capital expenditures during 2000 anticipate that at least $53 million will be available to us under this credit agreement. We expect these additional funds to be made available as our drilling program proceeds. The borrowing base is subject to redetermination annually on or before April 30. Aquila has delayed its April 2000 redetermination until certain wells we drilled during the first four months of 2000 are completed and their reserves are evaluated. We had delayed completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones. The approval was received in April 2000. Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined, less advances for the Company's development program. As of March 31, 2000, the advances exceeded cash flow from operations and the Company had not made any principal payments.

    We do not anticipate making any principal payments for the remainder of this year because we expect drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila Credit Agreement is secured by substantially all of our oil and gas properties. Interest on the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, we also entered into a four year agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds from the sale of all of our oil and gas production. In addition, we also issued to Aquila 420,000 shares of common stock. Aquila also has a one-time right to require us to purchase 420,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    In April 2000, the Government of Costa Rica awarded us a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. We must complete an environmental assessment of our proposed operations within the next four months, and we expect to sign final contracts thereafter. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

    We are currently considering options to secure additional capital to continue our active drilling and development program through 2000, in the event that our borrowing base under the Aquila Credit Agreement becomes insufficient. The options include the issuance of preferred or other equity securities. However, there is no assurance that we will be able to obtain additional funding.

    In September 1999 we also entered into a five-year, $5.5 million master rental contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay a term loan from Bank One, Texas, N.A. that was secured by the plant. The master rental contract bears interest at an imputed rate of 12.8%. We made principal payments totaling $92,000 to Universal Compression during first quarter 2000.

    In July 1998, we negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for our field office. We drew $155,000 on this loan during 1998.We repaid $4,000 of this loan during first quarter 2000.

    Under the mandatory redemption feature of our Series B Mandatorily Redeemable Convertible Preferred Stock we were required to redeem 55,200 shares in April 2000, and will be required to redeem the remaining 80,000 shares in April 2001. The mandatory redemption price is $10.00 per share, plus any accrued but unpaid dividends. We made the April 2000 redemption by issuing a convertible promissory note for $552,000. Interest on the note accrues at 11.3% and is payable quarterly beginning on June 30, 2000. The note and all unpaid accrued interest is payable in full on April 15, 2001. The holder of the note may at any time cause any part of the unpaid principal and accrued interest due to be converted into shares of Mallon's common stock, using the same conversion price applicable to the remaining Series B Preferred Stock shares, currently $10.28. The Series B Stock is convertible to common stock automatically if the common stock trades at a price in excess of 140% of the then applicable conversion price for each day in a period of 10 consecutive trading days.

Results of Operations

                                                           Three Months Ended
                                                           March 31,
                                                            2000      1999
                                                           (In thousands,
                                                           except per unit data)
Operating Results from Oil and Gas Operations:
   Oil and gas sales                                        $3,920    $3,020
   Production tax and marketing expense                        557       445
   Lease operating expense                                   1,106       900
   Depletion                                                 1,251     1,211
   Depreciation                                                 44        67

Net Production:
   Oil (MBbl)                                                   43        47
   Natural gas (MMcf)                                        1,444     1,686
   MMcfe                                                     1,702     1,968

Average Sales Price Realized (1):
   Oil (per Bbl)                                            $23.84    $11.53
   Natural gas (per Mcf)                                      2.00      1.47
   Per Mcfe                                                   2.30      1.53

                                                           Three Months Ended
                                                           March 31,
                                                            2000      1999
                                                           (In thousands,
                                                           except per unit data)
Average Cost Data (per Mcfe):
   Production tax and marketing expense                     $0.33     $0.22
   Lease operating expense                                   0.65      0.46
   Depletion                                                 0.74      0.62
   Depreciation                                              0.03      0.03
_________________
(1)   Includes effects of hedging.

Three Months Ended March 31, 1999 Compared to March 31, 1998

    Revenues. Total revenues for first quarter 2000 increased 31% to $3,982,000 from $3,038,000 for first quarter 1999. Oil and gas sales for first quarter 2000 increased 30% to $3,920,000 from $3,020,000 for first quarter 1999 primarily due to higher oil and gas prices realized, partially offset by a decline in oil and gas production. Average oil prices per barrel for first quarter 2000 increased 107% to $23.84 from $11.53 for first quarter 1999. Average gas prices per Mcf for first quarter 2000 increased 36% to $2.00 from $1.47 for first quarter 1999. Oil production for first quarter 2000 decreased 9% to 43,000 barrels from 47,000 barrels for first quarter 1999 and gas production for first quarter 2000 decreased 14% to 1,444,000 Mcf from 1,686,000 Mcf for first quarter 1999. Production for first quarter 2000 is down because the 1999 drilling and recompletion program was delayed for most of 1999 pending the receipt of additional financing in September 1999. In addition, the completion of certain wells in 2000 was delayed pending approval to commingle gas from different zones. The approval was received in April 2000.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 24% to $1,663,000 from $1,345,000 in 1999. Total oil and gas production expenses per Mcfe increased $0.30, or 44%, to $0.98 for the 2000 quarter from $.68 for the 1999 quarter. Production tax and marketing expense per Mcfe increased 50% to $0.33 from $.22 due to higher oil and gas prices in the 2000 quarter. Lease operating expense per Mcfe increased 41% to $0.65 from $0.46 per Mcfe in the 2000 quarter due to increased personnel and increases in salary, compression and well pulling costs.

    Depreciation, Depletion and Amortization. First quarter 2000 depreciation, depletion and amortization increased 10% to $1,441,000 from $1,306,000 in first quarter 1999. Depletion per Mcfe increased 19% to $0.74 from $0.62, due to a higher ratio of increases in capital expenditures relative to increases in reserves.

    General and Administrative Expenses. Net general and administrative expenses for first quarter 2000 increased 70% to $1,190,000 from $700,000 in first quarter 1999, primarily due to higher stock compensation expense in the 2000 quarter, as a result of the issuance of employee stock options with a below-market strike price.

    Interest and Other Expenses. Interest and other expenses for first quarter 2000 increased 136% to $1,319,000 from $558,000 for first quarter 1999. The increase was primarily due to a higher outstanding debt balance in the 2000 quarter.

    Income Taxes. We incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 2000 and 1999, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax expense or benefit in the consolidated statements of operations for the first quarters of 2000 and 1999.

    Net Loss. We had a net loss of $1,631,000 for first quarter 2000 compared to net loss of $871,000 for first quarter 1999 as a result of the factors discussed above. We paid the 8% dividend of $27,000 on our $1,352,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock in each of the quarters ended March 31, 2000 and 1999, and realized accretion of $3,000 in each period. In addition, during first quarter 2000 we realized accretion of $98,000 on the Mandatorily Redeemable Common Stock that we issued in September 1999. Net loss attributable to common shareholders for the quarter ended March 31, 2000 was $1,759,000 compared to $901,000 for the quarter ended March 31, 1999.

Hedging Activities

    We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our Aquila Credit Agreement, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila. We recognized hedging (losses) gains of ($527,000) and $196,000 in first quarter 2000 and 1999, respectively. These amounts are included in oil and gas sales in our consolidated statements of operations.

Miscellaneous

    Our operations are significantly affected by certain provisions of the Internal Revenue Code applicable to the oil and gas industry. Current law permits our intangible drilling and development costs to be deducted currently, or capitalized and amortized over a five-year period. We, as an independent producer, are also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of our taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

    Inflation has not historically had a material impact on our financial statements, and management does not believe that we will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

    The preceding information contains forward-looking statements, the realization of which cannot be assured. Actual results may differ significantly from those forecast. When evaluating us, our operations, or our expectations, the reader should bear in mind that we and our operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business generally (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, uncertainties relating to geologic models and evaluations, the effects of competition and extensive environmental regulation, and other factors, many of which are necessarily beyond our control. These and other risk factors that affect our business are discussed in our 1999 Form 10-K.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

    We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas and crude oil price volatility on a portion of our natural gas and crude oil production. Commodity swap agreements are generally used to fix a price at the natural gas or crude oil market location or to fix a price differential between a benchmark price of natural gas and crude oil and the price of gas or crude oil at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes our derivative financial instrument position on our natural gas and crude oil production as of March 31, 2000. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of March 31, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging our production are expected to be offset by changes in the actual sales price received by us for our natural gas and crude oil production. See "Hedging Activities" above.

Natural Gas:

                          Fixed Price
    Year     MMBtu        per MMBtu        Fair Value
    2000     4,050,000    $2.02            $(3,017,000)
    2001     1,452,000    $2.55               (359,000)
    2002     1,188,000    $2.55               (183,000)
    2003       996,000    $2.55               (178,000)
    2004       852,000    $2.55               (185,000)

Crude Oil:

    2000        63,000    $18.73-$20.86      $(384,000)
    2001        60,000    $17.38-$18.61       (275,000)
    2002        60,000    $17.40              (220,000)
    2003        48,000    $17.40              (141,000)
    2004        48,000    $17.40              (123,000)

    In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,488,000 MMBtu for 2001 - 2004 with a fair value of $(213,000).

PART II  --  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     During first quarter 2000, the Company filed two Periodic Reports on Form 8-K dated February 22, 2000 and March 30, 2000, each related to an "Item 5. Other Events" matter.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MALLON RESOURCES CORPORATION
                                       Registrant


Date:  May 15, 2000                    By:  /s/ Roy K. Ross
                                             Roy K. Ross
                                             Executive Vice President


Date:  May 15, 2000                    By:  /s/ Alfonso R. Lopez
                                             Alfonso R. Lopez
                                             Vice President, Finance/Treasurer