Form 10-Q
period 2000-06-30
MALLON RESOURCES CORP
filed 2000-08-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        for the quarterly period ended June 30, 2000

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

                     YES [X]                  NO [  ]

As of August 9, 2000, 7,886,643 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                                     June 30,    December 31,
                                                                      2000          1999
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                      $  1,610      $  1,230
    Accounts receivable:
       Oil and gas sales                                              1,673         1,315
       Joint interest participants, net of allowance of $43 and
          $43, respectively                                             341           559
       Related parties                                                   --            53
       Other                                                              3           153
    Inventories                                                         219           200
    Other                                                               167            83
          Total current assets                                        4,013         3,593

Property and equipment:
    Oil and gas properties, full cost method                        112,262       103,315
    Natural gas processing plant                                      8,407         8,341
    Other property and equipment                                      1,104         1,084
                                                                    121,773       112,740
    Less accumulated depreciation, depletion and amortization       (55,608)      (53,428)
                                                                     66,165        59,312

Notes receivable                                                         14            84
Debt issuance costs                                                   1,652         1,885
Other, net                                                              276           552

Total Assets                                                       $ 72,120      $ 65,426
                                                                   ========      ========





(Continued on following page)


The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                     (In thousands, except share amounts)



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     June 30,    December 31,
                                                                      2000          1999
                                                                   (Unaudited)
Current liabilities:
    Trade accounts payable                                         $  4,588      $  4,883
    Undistributed revenue                                               915           934
    Accrued taxes and expenses                                           48            55
    Current portion of long-term debt                                   427           399
    Convertible note payable - related party                            552            --
          Total current liabilities                                   6,530         6,271

Long-term debt, net of unamortized discount of $2,814 and $3,146,
    respectively                                                     44,785        34,874
Total liabilities                                                    51,315        41,145

Commitments and contingencies (Note 6)

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 80,000 and 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $800 and $1,352, respectively           794         1,341

Mandatorily Redeemable Common Stock, $0.01 par value,
    420,000 shares authorized, issued and outstanding,
    mandatory redemption of $5,250                                    3,649         3,450

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 7,458,976 and 7,413,300
       shares issued and outstanding, respectively                       75            74
    Additional paid-in capital                                       77,805        77,013
    Accumulated deficit                                             (58,644)      (54,914)
    Notes receivable from related party shareholders                 (2,776)       (2,683)
    Accounts receivable from shareholders                               (98)           --
          Total shareholders' equity                                 16,362        19,490

Total Liabilities and Shareholders' Equity                         $ 72,120      $ 65,426
                                                                   ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (Unaudited)





                                                          For the Three Months     For the Six Months
                                                             Ended June 30,          Ended June 30,
                                                            2000        1999        2000        1999
Revenues:
    Oil and gas sales                                     $ 3,180     $ 2,913      $ 7,100     $ 5,933
    Interest and other                                         71          27          133          45
                                                            3,251       2,940        7,233       5,978

Costs and expenses:
    Oil and gas production                                  1,543       1,175        3,206       2,520
    Depreciation, depletion and amortization                1,278       1,051        2,719       2,357
    General and administrative                                856         582        2,046       1,282
    Interest and other                                      1,470         604        2,789       1,162
                                                            5,147       3,412       10,760       7,321

Net loss                                                   (1,896)       (472)      (3,527)     (1,343)

Dividends on preferred stock and accretion                    (20)        (30)         (50)        (60)

Accretion of mandatorily redeemable common stock             (101)         --         (199)         --

Net loss attributable to common shareholders              $(2,017)    $  (502)     $(3,776)    $(1,403)
                                                          =======     =======      =======     =======

Basic:
    Net loss attributable to common shareholders          $ (0.26)    $ (0.07)     $ (0.48)    $ (0.20)
                                                          =======     =======      =======     =======

    Weighted average shares outstanding                     7,855       7,025        7,854       7,024
                                                          =======     =======      =======     =======















The accompanying notes are an integral part of these consolidated financial statements.

                         MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                              2000        1999
Cash flows from operating activities:
    Net loss                                                                $(3,527)    $(1,343)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation, depletion and amortization                               2,719       2,357
       Accrued interest expense added to long-term debt                       2,021          --
       Accrued interest income added to notes receivable from
          related party shareholders                                            (93)         --
       Amortization of discount on long-term debt                               332          --
       Stock compensation expense                                               413          55
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                                283         117
             Inventory and other assets                                        (108)       (170)
          Increase (decrease) in:
             Trade accounts payable and undistributed revenue                  (314)     (2,071)
             Accrued taxes and expenses                                          (6)        160
             Deferred revenue                                                    --        (455)
Net cash provided by (used in) operating activities                           1,720      (1,350)

Cash flows from investing activities:
    Additions to property and equipment                                      (9,022)     (3,866)
    Decrease in notes receivable                                                 70           6
Net cash used in investing activities                                        (8,952)     (3,860)

Cash flows from financing activities:
    Proceeds from long-term debt                                              7,780       5,280
    Payments of long-term debt                                                 (195)       (654)
    Proceeds from stock option and warrants exercises                            68          55
    Payment of preferred dividends                                              (45)        (54)
    Other                                                                         4          --
Net cash provided by financing activities                                     7,612       4,627

Net increase (decrease) in cash and cash equivalents                            380        (583)

Cash and cash equivalents, beginning of period                                1,230       1,733

Cash and cash equivalents, end of period                                    $ 1,610     $ 1,150
                                                                            =======     =======

(Continued)


The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(Continued)


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                              2000        1999
Supplemental cash flow information:
    Cash paid for interest                                                  $   400     $ 1,086
                                                                            =======     =======

    Non-cash transactions:
        Issuance of common stock in exchange for oil and gas properties
            purchased from officers and directors                           $   119     $    --
                                                                            =======     =======

        Issuance of common stock in exchange for accounts receivable
            from shareholders                                               $    98     $    --
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

Note 2. Long-term Debt

    Long-term debt consists of the following:

                                                       June 30,   December 31,
                                                         2000        1999
Note payable to Aquila Energy Capital Corporation,
    due 2003                                           $42,692      $32,890
Less unamortized discount (effective rate of 13.7%)     (2,814)      (3,146)
                                                        39,878       29,744

Lease obligation to Universal Compression, Inc.          5,203        5,390
8.5% unsecured note payable to Bank One, Colorado,
    N.A., due 2002                                         131          139
                                                        45,212       35,273

Less current portion                                      (427)        (399)

         Total                                         $44,785      $34,874
                                                       =======      =======

    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. At June 30, 2000, the Company had drawn $42.7 million, including accrued interest, under the Aquila Credit Agreement.

    The borrowing base is subject to redetermination annually on or before April 30. Aquila delayed its April 2000 redetermination until certain wells drilled by the Company during the first four months of 2000 were completed and their reserves evaluated. The Company had delayed its completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones. The approval was received in April 2000. In July

2000, Aquila agreed to increase the amount available under the agreement from the initial amount of $45.7 million to approximately $52.4 million. In connection with the increase in the borrowing base, Mallon agreed to issue to Aquila an additional 70,000 shares of common stock. Mallon had previously issued to Aquila 420,000 shares of common stock in September 1999 in connection with the establishment of the credit facility. Aquila has the one-time right to require Mallon to purchase all 490,000 shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined, less advances for the Company's development program. As of June 30, 2000, the advances exceeded cash flow from operations and the Company had not made any principal payments.

    During the six months ended June 30, 2000, the Company repaid $187,000 of lease obligation to Universal Compression and $8,000 of unsecured note payable to Bank One.

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

    The consolidated statements of operations for the six months ended
June 30, 2000 and 1999 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

Note 4. Recent Pronouncements

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company believes the adoption of this Interpretation will not have a material impact on the Company's financial position and results of operations.

Note 5. Mandatorily Redeemable Convertible Preferred Stock

    In April 2000, the Company redeemed 55,200 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock at the mandatory redemption price of $10 per share by issuing a convertible promissory note for

$552,000 to the Series B holder, a company in which one of Mallon's directors is also a director. Interest on the note accrues at 11.3% and is payable quarterly beginning on June 30, 2000. The note and all unpaid accrued interest is payable in full on April 15, 2001. The holder of the note may at any time cause any part of the unpaid principal and accrued interest due to be converted into shares of the Company's common stock using the same conversion price applicable to the remaining Series B Preferred Stock shares, currently $10.28. After this transaction, 80,000 shares of Series B Preferred Stock remain outstanding, all of which the Company is required to redeem in April 2001.

Note 6. Commitments and Contingencies

    In April 1999, Mallon Oil filed a civil action to collect approximately $265,000 of unpaid joint-interest billings from Wadi Petroleum, Inc. relating to certain oil and gas properties operated by the Company. In April 2000, the Company settled the matter for a payment to the Company of $150,000 and the assignment to the Company of certain oil and gas properties.

Note 7. Oil and Gas Properties

    In April 2000, the Government of Costa Rica awarded the Company a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. The Company has completed an environmental assessment of its proposed operations, and expects approval by the end of August 2000. The Company expects to sign final contracts thereafter. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

    In June 2000, effective January 1, 2000, the Company purchased additional working interests in certain wells from two of the Company's officers and one of its directors in exchange for forgiveness of $56,000 of joint interest participants accounts receivable, 14,800 shares of common stock valued at $119,000 and $3,000 in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is intended to assist in understanding our consolidated financial position at June 30, 2000 and December 31, 1999, results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Our Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

    During the first half of 2000, our capitalized costs incurred in oil and gas producing activities were $8.9 million. Our 2000 capital expenditure budget is $23.4 million. During the first half of 2000, we drilled 18 wells of the total 50 wells we plan to drill during the year. Eight wells drilled were completed and put on production, nine were completing and the remaining well was a dry hole. We expect to fund our capital requirements for the next 12 months out of cash flow from operations, borrowings, and a possible equity offering as described below.

    Although we drilled 14 wells during first quarter 2000, we delayed completing 13 of them pending approval of commingling by the Jicarilla Apache Tribe, which owns the land covering most of our acreage in our East Blanco Field. The approval was granted in April 2000 and we were able to begin completion operations in May. Most of our wells in the East Blanco Field contain three or more pay zones at depths ranging from 1,200 to 4,000 feet. Prior to the approval of our request to commingle, wells in the field were limited to producing from no more than two zones at a time. By commingling the gas production from multiple zones, we should be able to substantially increase initial production rates and reduce drilling, completion and operating costs, which would in turn increase the value of our reserves.

    Subsequent to June 30, 2000, we completed five more wells and placed them on production.

    In September 1999, we established a credit agreement with Aquila Energy Capital Corporation (the "Aquila Credit Agreement"). The initial amount available under the agreement was $45.7 million. As of August 4, 2000, we had drawn $44.9 million, including accrued interest, under the Aquila Credit Agreement. The amount available under the Aquila Credit Agreement may be increased to as much as $60 million as new reserves are added through our development drilling program. The borrowing base is subject to redetermination annually on or before April 30. Aquila delayed its April 2000 redetermination until certain wells we drilled during the first four months of 2000 were completed and their reserves evaluated. We had delayed completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones as discussed above. In July 2000, Aquila agreed to increase the amount available under the credit agreement by $6.7 million, making the total available $52.4 million. Our planned capital expenditures during 2000 anticipate that at least $53 million will be available to us under this credit agreement. We expect these additional funds to be made available as our drilling program proceeds. Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined, less advances for the Company's development program. As of June 30, 2000, the advances exceeded cash flow from operations and the Company had not made any principal payments.

    We do not anticipate making any principal payments for the remainder of this year because we expect drilling expenditures to equal or surpass defined cash flow from operations during that period. The Aquila Credit Agreement is secured by substantially all of our oil and gas properties. Interest on the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, we also entered into a four year agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds, as defined, from the sale of all of our oil and gas production. In addition, we also issued to Aquila 420,000 shares of common stock in September 1999. In conjunction with the increase in the borrowing base in July 2000, we agreed to issue to Aquila an additional 70,000 shares of common stock. Aquila also has a one-time right to require us to purchase all 490,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    In April 2000, the Government of Costa Rica awarded us a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. We have completed an environmental assessment of our proposed operations and expect approval by the end of August 2000. We expect to sign final contracts thereafter. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

    We are currently considering options to secure additional capital to continue our active drilling and development program through 2000, in the event that our borrowing base under the Aquila Credit Agreement becomes insufficient. The options include the issuance of preferred or other equity securities. However, there is no assurance that we will be able to obtain additional funding.

    In September 1999 we also entered into a five-year, $5.5 million master rental contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay a term loan from Bank One, Texas, N.A. that was secured by the plant. The master rental contract bears interest at an imputed rate of 12.8%. We made principal payments totaling $187,000 to Universal Compression during the first half of 2000.

    In July 1998, we negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for our field office. We drew $155,000 on this loan during 1998.We repaid $8,000 of this loan during first quarter 2000.

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

                            Results of Operations


                                           For the Three Months    For the Six Months
                                              Ended June 30,          Ended June 30,
(In thousands, except per unit data)         2000        1999        2000        1999
Results of Operations from Oil and Gas Producing Activities:
   Oil and gas sales                       $ 3,180     $ 2,913     $ 7,100     $ 5,933
   Production tax and marketing expense        574         411       1,131         856
   Lease operating expense                     969         764       2,075       1,664
   Depletion                                 1,060         941       2,311       2,152
   Depreciation                                 78          68         122         135

Net Production:
   Oil (MBbl)                                   41          44          84          91
   Natural gas (MMcf)                        1,218       1,303       2,662       2,989
   MMcfe                                     1,464       1,567       3,166       3,535

Average Sales Price Realized (1):
   Oil (per Bbl)                           $ 24.27     $ 15.89     $ 24.05     $ 13.64
   Natural gas (per Mcf)                      1.79        1.70        1.91        1.57
   Per Mcfe                                   2.17        1.86        2.24        1.68

Average Cost Data (per Mcfe):
   Production tax and marketing expense    $  0.39     $  0.26     $  0.36     $  0.24
   Lease operating expense                    0.66        0.49        0.65        0.47
   Depletion                                  0.72        0.60        0.73        0.61
   Depreciation                               0.05        0.04        0.04        0.04
_________________
(1)  Includes effects of hedging.


Three and Six Months Ended June 30, 2000 Compared to June 30, 1999

    Revenues. Total revenues increased 11% to $3,251,000 for the three months ended June 30, 2000 from $2,940,000 for the three months ended June 30, 1999 and increased 21% to $7,233,000 for the six months ended June 30, 2000 from $5,978,000 for the six months ended June 30, 1999. Oil and gas sales increased 9% to $3,180,000 for the 2000 quarter compared $2,913,000 for the 1999 quarter. Higher oil and gas prices were somewhat offset by lower oil and gas production. Oil and gas sales increased 20% to $7,100,000 for the six months ended June 30, 2000 from $5,933,000 for the six months ended June 30, 1999, due to higher oil and gas prices which were somewhat offset by lower oil and gas production. Average oil prices realized per barrel increased 53% to $24.27 in second quarter 2000 from $15.89 for second quarter 1999 and average gas prices realized per Mcf increased 5% to $1.79 in the 2000 quarter from $1.70 in the 1999 quarter. Average oil prices realized per barrel increased 76% to $24.05 for the six months ended June 30, 2000, from $13.64 for the comparable 1999 period, and average gas prices realized per Mcf increased 22% to $1.91 in the 2000 period from $1.57 for the six months ended June 30, 1999. Oil production decreased 7% to 41,000 barrels in the 2000 quarter from 44,000 barrels in the 1999 quarter and gas production decreased 7% to 1,218,000 Mcf
in the 2000 quarter from 1,303,000 in the 1999 quarter.   Oil production
decreased 8%, to 84,000 barrels for the six months ended June 30, 2000 from 91,000 barrels for the six months ended June 30, 1999, and gas production decreased 11% to 2,662,000 Mcf for the six months ended June 30, 2000 from 2,989,000 Mcf for the same period a year ago. The oil production decreases are due to natural declines. We have been focusing on drilling gas wells.
The gas production declines are due to the planned delay in new well completions pending approval of commingling, as discussed above.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 31% to $1,543,000 for the three months ended June 30, 2000 from $1,175,000 for the 1999 quarter, and increased 27% to $3,206,000 for the six months ended June 30, 2000 from $2,520,000 for the comparable 1999 period, due to new wells coming on line as a result of our drilling program. Per Mcfe, oil and gas production expense, including production tax and marketing expense, increased $0.30, or 40%, to $1.05 for the 2000 quarter from $0.75 for the 1999 quarter. Production tax and marketing expense per Mcfe increased $0.13, or 50%, for the 2000 quarter from the 1999 quarter because of higher oil and gas prices. LOE per Mcfe increased 35% to $0.66 in the 2000 quarter from $0.49 for the 1999 quarter. Oil and gas production expenses per Mcfe increased $0.30, or 42%, to $1.01 for the six months ended June 30, 2000 from $0.71 for the six months ended June 30, 1999. Production tax and marketing expense increased $0.12 per Mcfe, or 50%, during the six months ended June 30, 2000 as a result of higher oil and gas prices. LOE per Mcfe for the six months ended June 30, 2000 increased 38% to $0.65 from $0.47 for the 1999 period. The increase in LOE per Mcfe in the 2000 periods is partially due to lower production and partially due to increased personnel and increases in salary, compression and workover costs.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended June 30, 2000 increased 22% to $1,278,000 from $1,051,000 in the 1999 quarter, and increased 15% to $2,719,000 for the six months ended June 30, 2000 from $2,357,000 for the six months ended June 30, 1999. Depletion per Mcfe increased 20% to $0.72 for the fiscal 2000 quarter from $0.60 for the fiscal 1999 quarter and increased 20% to $0.73 for the six months ended June 30, 2000 from $0.61 for the six months ended June 30, 1999 due to a higher ratio of increases in capital expenditures to increases in reserves.

    General and Administrative Expenses. Net general and administrative expenses for the quarter ended June 30, 2000 increased 47% to $856,000 from $582,000 in the 1999 quarter, and increased 60% to $2,046,000 for the six months ended June 30, 2000 from $1,282,000 for the same period in 1999 as a result of the issuance of employee stock options with a below market strike price and increased costs for contract and consulting services related to special projects.

    Interest and Other Expenses. Interest and other expenses for the quarter ended June 30, 2000 increased 143% to $1,470,000 from $604,000 for the 1999 quarter and increased 140% to $2,789,000 for the six months ended June 30, 2000 from $1,162,000 for the six months ended June 30, 1999. The increase was primarily due to a higher outstanding debt balance and higher interest rates in the 2000 periods.

    Income Taxes. The Company incurred net operating losses ("NOLs") for U.S. Federal income tax purposes in 2000 and 1999, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of the Company's oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in the Company's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, the Company did not recognize any tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999.

    Net Loss. Net loss for the three months ended June 30, 2000 increased 302% to $1,896,000 from $472,000 for the three months ended June 30, 1999, and increased 163% to $3,527,000 for the six months ended June 30, 2000 from $1,343,000 for the same period a year ago, as a result of the factors discussed above. The Company paid the 8% dividend of $16,000 and $27,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and realized accretion of $4,000 and $3,000 in the three month periods ended June 30, 2000 and 1999, respectively. The Company paid dividends of $43,000 and $54,000 and realized accretion of $7,000 and $13,000 during the six month periods ended June 30, 2000 and 1999, respectively. Net loss attributable to common shareholders for the three months ended June 30, 2000 increased 302% to $2,017,000 from $502,000 for the three months ended June 30, 1999, and increased 169% to $3,776,000 for the six months ended
June 30, 2000 from $1,403,000 for the six months ended June 30, 1999.

Hedging Activities

    We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our Aquila Credit Agreement, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila. We recognized hedging (losses) gains of ($1,658,000) and $183,000 in second quarter 2000 and 1999, respectively and recognized hedging (losses) gains of $(2,186,000) and $379,000 in the six months ended June 30, 2000 and 1999, respectively. These amounts are included in oil and gas sales in our consolidated statements of operations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

    We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas and crude oil price volatility on a portion of our natural gas and crude oil production. Commodity swap agreements are generally used to fix a price at the natural gas or crude oil market location or to fix a price differential between a benchmark price of natural gas and crude oil and the price of gas or crude oil at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes our derivative financial instrument position on our natural gas and crude oil production as of June 30, 2000. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of June 30, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging our production are expected to be offset by changes in the actual sales price received by us for our natural gas and crude oil production. See "Hedging Activities" above.

Natural Gas:
    Fixed Price
    Year        MMBtu        per MMBtu          Fair Value
    2000        2,700,000    $ 2.02             $(5,666,000)
    2001        1,452,000    $ 2.55              (1,582,000)
    2002        1,188,000    $ 2.55                (602,000)
    2003          996,000    $ 2.55                (302,000)
    2004          852,000    $ 2.55                (197,000)

Crude Oil:
    2000           42,000    $18.73 - $19.68    $  (499,000)
    2001           60,000    $17.38 - $18.61       (495,000)
    2002           60,000    $17.40                (340,000)
    2003           48,000    $17.40                (181,000)
    2004           48,000    $17.40                (115,000)

    In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,488,000 MMBtu for 2001 - 2004 with a fair value of $(137,000).

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting on July 18, 2000. The seven individuals listed below were elected as directors. The votes cast were as follows:

    With respect to the election of directors:

                                                                   BROKER
   NAME                         FOR          AGAINST    ABSTAIN    NON-VOTES
   George O. Mallon, Jr.        3,015,417    401,406    4,947       -0-
   Kevin M. Fitzgerald          3,416,315        508    4,947       -0-
   Roy K. Ross                  3,416,315        508    4,947       -0-
   Roger R. Mitchell            3,416,315        508    4,947       -0-
   Frank Douglass               3,416,315        508    4,947       -0-
   Francis J. Reinhardt, Jr.    3,416,315        508    4,947       -0-
   Peter H. Blum                2,660,115    756,708    4,947       -0-

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

    During second quarter 2000, the Company filed Periodic Reports of Form 8-K dated April 11, 2000 and April 17, 2000. Each Report related to an "Item 5. Other Events" matter.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MALLON RESOURCES CORPORATION
                              Registrant


Date:  August 14, 2000        By: /s/ Roy K. Ross
                                  Roy K. Ross
                                  Executive Vice President


Date:  August 14, 2000        By: /s/ Alfonso R. Lopez
                                  Alfonso R. Lopez
                                  Vice President, Finance/Corporate Treasurer