Form 10-Q
period 2000-09-30
MALLON RESOURCES CORP
filed 2000-11-13
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                    Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                 YES [X]                              NO [  ]

As of October 31, 2000, 10,541,643 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements


                         MALLON RESOURCES CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


ASSETS

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                    $  1,419         $  1,230
    Accounts receivable:
        Oil and gas sales                                           2,192            1,315
        Joint interest participants, net of allowance of $43
            and $43, respectively                                     356              559
        Related parties                                                --               53
        Other                                                           2              153
    Inventories                                                       219              200
    Other                                                              93               83
          Total current assets                                      4,281            3,593

Property and equipment:
    Oil and gas properties, full cost method                      116,341          103,315
    Natural gas processing plant                                    8,485            8,341
    Other equipment                                                 1,104            1,084
                                                                  125,930          112,740
    Less accumulated depreciation, depletion and amortization     (57,110)         (53,428)
                                                                   68,820           59,312

Notes receivable-related parties                                        7               84

Debt issuance costs                                                 1,554            1,885

Other, net                                                            438              552

Total Assets                                                     $ 75,100        $  65,426
                                                                 ========        =========


(Continued on following page)



The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                    (In thousands, except share amounts)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                  (Unaudited)
Current liabilities:
    Trade accounts payable                                       $  3,449         $  4,883
    Undistributed revenue                                           1,287              934
    Drilling advances                                                  24               --
    Accrued taxes and expenses                                        101               55
    Current portion of long-term debt                                 440              399
    Convertible note payable - related party                          552               --
          Total current liabilities                                 5,853            6,271

Long-term debt, net of unamortized discount of $2,639 and $3,146,
    respectively                                                   49,543           34,874

Total liabilities                                                  55,396           41,145

Commitments and contingencies (Note 6)

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, 80,000 and 135,200 shares issued and outstanding, respectively, liquidation preference
    and mandatory redemption of $800 and $1,352, respectively         796            1,341

Mandatorily Redeemable Common Stock, $0.01 par value, 420,000 shares authorized, issued and outstanding, mandatory
    redemption of $5,250                                            3,752            3,450

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
        shares authorized; 7,461,643 and 7,413,300
        shares issued and outstanding, respectively                    75               74
    Additional paid in capital                                     77,857           77,013
    Accumulated deficit                                           (59,855)         (54,914)
    Notes receivable from related party shareholders               (2,823)          (2,683)
    Accounts receivable from shareholders                             (98)              --
          Total shareholders' equity                               15,156           19,490

Total Liabilities and Shareholders' Equity                       $ 75,100        $  65,426
                                                                 ========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (Unaudited)

                                                                For the Three Months    For the Nine Months
                                                                 Ended September 30,    Ended September 30,
                                                                  2000        1999        2000       1999
Revenues:
    Oil and gas sales                                           $  4,730    $  3,519    $ 11,830   $  9,452
    Interest and other                                                78          41         211         86
                                                                   4,808       3,560      12,041      9,538

Costs and expenses:
    Oil and gas production                                         1,913       1,234       5,119      3,754
    Depreciation, depletion and amortization                       1,604       1,132       4,323      3,489
    General and administrative                                       724         500       2,770      1,782
    Interest and other                                             1,671         741       4,460      1,903
                                                                   5,912       3,607      16,672     10,928

Loss before extraordinary item                                    (1,104)        (47)     (4,631)    (1,390)

Extraordinary loss on early retirement of debt                        --        (105)         --       (105)

Net loss                                                          (1,104)       (152)     (4,631)    (1,495)

Dividends on preferred stock and accretion                           (17)        (30)        (67)       (90)

Accretion of mandatorily redeemable common stock                    (105)         --        (304)        --

Net loss attributable to common shareholders                    $ (1,226)   $   (182)   $ (5,002)  $ (1,585)
                                                                ========    ========    ========   ========

Basic loss per share:
    Loss attributable to common shareholders  before
        extraordinary item                                      $  (0.16)   $ (0.01)    $ (0.64)   $  (0.21)
    Extraordinary loss                                                --      (0.01)         --       (0.01)

Net loss attributable to common shareholders                    $  (0.16)   $ (0.02)    $ (0.64)   $  (0.22)
                                                                ========    =======     =======    ========

Basic weighted average common shares outstanding                   7,881      7,173       7,854       7,075
                                                                ========    =======     =======   =========







The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                         2000       1999
Cash flows from operating activities:
    Net loss                                                                           $ (4,631)   $ (1,495)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation, depletion and amortization                                          4,323       3,489
        Amortization of discount on long-term debt and installment obligation               507          34
        Accrued interest expense added to long-term debt                                  3,325         181
        Accrued interest income added to notes receivable from related
            party shareholders                                                             (140)        (15)
        Extraordinary loss                                                                   --         105
        Stock compensation expense                                                          452          68
        Changes in operating assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                                        (250)         26
                Inventory and other assets                                                 (193)       (113)
            Increase (decrease) in:
                Trade accounts payable and undistributed revenue                         (1,082)     (2,636)
                Accrued taxes and expenses                                                   47          (6)
                Drilling advances                                                            24          (1)
                Deferred revenue                                                             --        (682)
Net cash provided by (used in) operating activities                                       2,382      (1,045)

Cash flows from investing activities:
    Additions to property and equipment                                                 (13,156)     (5,213)
    Decrease in notes receivable-related parties                                             77           6
Net cash used in investing activities                                                   (13,079)     (5,207)

Cash flows from financing activities:
    Proceeds from long-term debt                                                         11,173      42,187
    Payments of long-term debt                                                             (296)    (34,291)
    Debt issue costs                                                                         --      (1,985)
    Payment of preferred dividends                                                          (61)        (81)
    Proceeds from stock option and warrants exercises                                        68          55
    Other                                                                                     2          --
Net cash provided by financing activities                                                10,886       5,885

Net increase (decrease) in cash and cash equivalents                                        189        (367)

Cash and cash equivalents, beginning of period                                            1,230       1,733

Cash and cash equivalents, end of period                                               $  1,419    $  1,366
                                                                                       ========    ========

Supplemental cash flow information:
    Cash paid for interest                                                             $    592    $  1,718
                                                                                       ========    ========

    Non-cash transactions:
        Issuance of common stock in exchange for oil and gas properties
            purchased from officers and directors                                      $    119    $     --
                                                                                       ========    ========

        Issuance of common stock in exchange for accounts receivable from
            shareholder                                                                $     98    $     --
                                                                                       ========    ========

        Issuance of common stock in exchange for notes receivable from
            officers and directors                                                     $     --    $  2,621
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

NOTE 2. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   September 30,  December 31,
                                                         2000          1999
Note payable to Aquila Energy Capital Corporation,
    due 2003                                           $47,389      $32,890
Less unamortized discount (effective rate of 13.8%)     (2,639)      (3,146)
                                                        44,750       29,744
Lease obligation to Universal Compression, Inc.          5,106        5,390
8.5% unsecured note payable to Bank One, Colorado,
    N.A., due 2002                                         127          139
                                                        49,983       35,273
Less current portion                                      (440)        (399)

         Total                                         $49,543      $34,874
                                                       =======      =======

    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The initial amount available under the agreement is $45.7 million. The amount available may be increased to as much as $60.0 million as new reserves are added through the Company's planned development drilling program. At
September 30, 2000, the Company had drawn $47.4 million, including accrued interest, under the Aquila Credit Agreement.

    The borrowing base is subject to redetermination annually on or before April 30. Aquila delayed its April 2000 redetermination until certain wells drilled by the Company during the first four months of 2000 were completed and their reserves evaluated. The Company had delayed its completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones. The approval was received in April 2000. In July 2000, Aquila committed to increase the amount available under the agreement by $6.7 million, making the total available $52.4 million. In connection with the increase in the borrowing base, Mallon agreed to issue to Aquila an additional 70,000 shares of common stock. Mallon had previously issued to Aquila 420,000 shares of common stock in September 1999 in connection with the establishment of the credit facility. Aquila has the one-time right to require Mallon to purchase all 490,000 shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined, less advances for the Company's development program. As of September 30, 2000, the advances exceeded cash flow from operations and the Company had not made any principal payments.

    During the nine months ended September 30, 2000, the Company repaid $284,000 of lease obligation to Universal Compression and $12,000 of unsecured note payable to Bank One.

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

    The consolidated statements of operations for the nine months ended September 30, 2000 and 1999 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

NOTE 5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In April 2000, the Company redeemed 55,200 shares of its Series B Mandatorily Redeemable Convertible Preferred Stock at the mandatory redemption price of $10 per share by issuing a convertible promissory note for $552,000 to the Series B holder, a company in which one of Mallon's directors is also a director. Interest on the note accrues at 11.3% and is payable quarterly beginning on June 30, 2000. The note and all unpaid accrued interest is payable in full on April 15, 2001. The holder of the note may at any time cause any part of the unpaid principal and accrued interest due to be converted into shares of the Company's common stock using the same conversion price applicable to the remaining Series B Preferred Stock shares, currently $9.18. After this transaction, 80,000 shares of Series B Preferred Stock remain outstanding, all of which the Company is required to redeem in April 2001.

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

NOTE 7. OIL AND GAS PROPERTIES

    In April 2000, the Government of Costa Rica awarded the Company a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. The Company has completed an environmental assessment of its proposed operations, and is currently in the process of negotiating final concession contracts. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

    In June 2000, effective January 1, 2000, the Company purchased additional working interests in certain wells from two of the Company's officers and one of its directors in exchange for forgiveness of $56,000 of joint interest participants accounts receivable, 14,800 shares of common stock valued at $119,000 and $3,000 in cash.

NOTE 8. SUBSEQUENT EVENTS

    In October 2000, the Company issued 2,660,000 shares of its common stock in a public offering at a price of $6.25 per share. The Company received net proceeds after commissions and other costs of approximately $15.2 million, which will be used primarily to finance the Company's oil and gas drilling activities.

    In October 2000, the Company repaid the convertible promissory note of $552,000, discussed in Note 5 above, in full.

    As discussed in Note 10 of the Company's 1999 Form 10-K, certain Company officers borrowed funds from the Company to exercise options to purchase 381,360 shares of common stock at an exercise price of $6.88. The notes bear interest at 7%, which along with the principal, was due in August 2002. In October 2000, the Company extended the due date of the notes receivable and accrued interest from August 2002 to August 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is intended to assist in understanding our historical consolidated financial position at September 30, 2000 and December 31, 1999, results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000. Our Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

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

                         Liquidity and Capital Resources

    Our operations are capital intensive. Historically, our principal sources of capital have been cash flow from operations, long and short-term debt financing arrangements, and proceeds from sales of common and preferred stock. Our principal uses of capital have been for the acquisition, exploration and development of oil and gas properties and construction of related facilities.

    During the first nine months of 2000, our capitalized costs incurred in oil and gas producing activities were $13.2 million. Our 2000 capital expenditure budget is currently $22.9 million. During the first nine months of 2000, we drilled 20 wells and recompleted five wells of the total 43 wells we plan to drill or recomplete during the year. Seventeen wells drilled were completed and put on production, two were completing and the remaining well was a dry hole. We expect to fund our capital requirements for the next twelve months out of cash flow from operations, borrowings, and proceeds from our equity offering as described below.

    Although we drilled 14 wells during first quarter 2000, we delayed completing 13 of them pending approval of commingling by the Jicarilla Apache Tribe, which owns the land covering most of our acreage in our East Blanco Field. The approval was granted in April 2000 and we have completed them. Most of our wells in the East Blanco Field contain three or more pay zones at depths ranging from 1,200 to 4,000 feet. Prior to the approval of our request to commingle, wells in the field were limited to producing from no more than two zones at a time. By commingling the gas production from multiple zones, we should be able to increase the value of our reserves.

    Subsequent to September 30, 2000, we drilled or recompleted three wells and placed them on production.

    In September 1999, we established a credit agreement with Aquila Energy Capital Corporation (the "Aquila Credit Agreement"). The initial amount available under the agreement was $45.7 million, which may be increased to as much as $60.0 million as new reserves are added through our development drilling program. As of November 7, 2000, we had drawn $49.2 million, including accrued interest, under the Aquila Credit Agreement. The borrowing base is subject to redetermination annually on or before April 30. Aquila delayed its April 2000 redetermination until certain wells we drilled during the first four months of 2000 were completed and their reserves evaluated. We had delayed completion of the wells pending receipt of approval from the Jicarilla Apache Tribe to commingle gas from different zones as discussed above. In July 2000, Aquila committed to increase the amount available under the Aquila Credit Agreement by $6.7 million, making the total available $52.4 million. Our planned capital expenditures during 2000 anticipate that this increase will be available as our drilling program proceeds. Principal payments on the four-year loan are based on our cash flow from operations, as defined in the Aquila Credit Agreement, less advances for our drilling. As of September 30, 2000, the advances exceeded cash flow from operations and we had not made any principal payments. Because we expect drilling expenditures to equal or surpass defined cash flow from operations, we do not anticipate making any principal payments for the next twelve months.

    The Aquila Credit Agreement is secured by liens on substantially all of our oil and gas properties. Interest on the Aquila Credit Agreement accrues at prime plus 2% and will be added to the loan balance. The outstanding loan balance is due in full on September 9, 2003. As part of the transaction, we also entered into a four year agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds, as defined in the Aquila Credit Agreement, from the sale of all of our oil and gas production. In addition, we also issued to Aquila 420,000 shares of common stock. In conjunction with Aquila's agreement to increase in the borrowing base under the Aquila Credit Agreement in July 2000, we agreed to issue to Aquila an additional 70,000 shares of common stock. Aquila will also have a one-time right to require us to purchase 490,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    In September 1999 we also entered into a five-year, $5.5 million master rental contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay a term loan from Bank One, Texas, N.A. that was secured by the plant. The master rental contract bears interest at an imputed rate of 12.8%. We made principal payments totaling $284,000 to Universal Compression during the first nine months of 2000.

    In July 1998, we negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for our field office. We drew $155,000 on this loan during 1998. Principal and interest (at 8.5%) is payable quarterly beginning October 1, 1998. We repaid $12,000 of this loan during the first nine months of 2000. In March 1999, the due date of the loan was extended from July 1999 to April 2002.

    In April 2000, the Government of Costa Rica awarded us a concession to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. The concession acreage is contained in six large contiguous onshore acreage blocks. We have completed an environmental assessment of our proposed operations and are currently in the process of negotiating final concession contracts. The work program will require the expenditure of $8.8 million (including the drilling of six wells) over a three-year period, with a possible extension of three more years.

    In October 2000, we issued 2,660,000 shares of our common stock in a public offering at a price of $6.25 per share. We received net proceeds after commissions and other costs of approximately $15.2 million, which will be used primarily to finance our oil and gas drilling activities.

    Under the mandatory redemption feature of our Series B Mandatorily Redeemable Convertible Preferred Stock we were required to redeem 55,200 shares in April 2000, and will be required to redeem the remaining 80,000 shares in April 2001. The mandatory redemption price is $10.00 per share, plus any accrued but unpaid dividends. We made the April 2000 redemption by issuing a convertible promissory note for $552,000. Interest on the note accrued at 11.3% and was payable quarterly beginning on June 30, 2000. The note and all unpaid accrued interest was payable in full on April 15, 2001. In October 2000, we paid the convertible promissory note, in full.

                              Results of Operations

                                                                For the Three Months    For the Nine Months
                                                                Ended September 30,     Ended September 30,
                                                                  2000        1999        2000        1999
                                                                (In thousands, except per unit data)
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                                            $4,730     $3,519      $11,830     $9,452
    Production tax and marketing expense                          1,022        474        2,153      1,330
    Lease operating expense                                         891        760        2,966      2,424
    Depletion                                                     1,408      1,006        3,719      3,158
    Depreciation                                                     69         68          191        203

Net Production:
    Oil (MBbl)                                                       42         39          126        130
    Natural gas (MMcf)                                            1,696      1,388        4,358      4,377
    Total (MMcfe)                                                 1,948      1,622        5,114      5,157

Average Sales Price Realized: (1)
    Oil (per Bbl)                                                $24.17     $20.18       $24.09     $15.60
    Natural gas (per Mcf)                                          2.19       1.97         2.02       1.70
    Per Mcfe                                                       2.43       2.17         2.31       1.83

Average Cost Data (per Mcfe):
    Production tax and marketing expense                         $ 0.52     $ 0.29       $ 0.42     $ 0.26
    Lease operating expense                                        0.46       0.47         0.58       0.47
    Depletion                                                      0.72       0.62         0.73       0.61
    Depreciation                                                   0.04       0.04         0.04       0.04
_________________
1) Includes effects of hedging.


Three and Nine Months Ended September 30, 2000 Compared to September 30, 1999

    Revenues. Total revenues increased 35% to $4,808,000 for the three months ended September 30, 2000 from $3,560,000 for the three months ended
September 30, 1999 and increased 26% to $12,041,000 for the nine months ended September 30, 2000 from $9,538,000 for the nine months ended September 30, 1999. Oil and gas sales increased 34% to $4,730,000 for the 2000 quarter from $3,519,000 for the 1999 quarter due primarily to higher oil and gas production and higher oil and gas prices in the 2000 quarter. Oil and gas sales increased 25% to $11,830,000 for the nine months ended September 30, 2000 from $9,452,000 for the nine months ended September 30, 1999, due to higher oil and gas prices in the 2000 period. Average oil prices realized per barrel increased 20% to $24.17 in the fiscal 2000 quarter, from $20.18 in the fiscal 1999 quarter; and average gas prices realized per Mcf increased 11% to $2.19 in the 2000 quarter from $1.97 in the 1999 quarter. Average oil prices realized per barrel increased 54% to $24.09 for the nine months ended September 30, 2000, from $15.60 for the comparable 1999 period, and average gas prices realized per Mcf increased 19% to $2.02 in the 2000 period from $1.70 for the nine months ended September 30, 1999. Oil production increased 8% to 42,000 barrels in the 2000 quarter from 39,000 barrels in the 1999 quarter and gas production increased 22% to 1,696,000 Mcf in the 2000 quarter from 1,388,000 Mcf in the 1999 quarter. Oil production decreased 3% to 126,000 barrels for the nine months ended September 30, 2000 from 130,000 barrels for the nine months ended September 30, 1999; and gas production remained about the same at 4,358,000 Mcf for the nine months ended
September 30, 2000 compared to 4,377,000 Mcf for the same period a year ago. The production increases in the 2000 quarter are due to our drilling and recompletion program in 2000. Our oil production for the nine months ended September 30, 2000 is slightly lower compared to the same period a year ago due to natural declines. We have been focusing primarily on drilling gas wells. The gas production for the nine months ended September 30, 2000 remained relatively unchanged from the same period a year ago because of a planned delay during the 2000 period in new well completions pending approval of commingling, as discussed above. Many of the wells drilled in first quarter 2000 were placed on production in the third quarter 2000.

    Oil and Gas Production Expenses. Oil and gas production expenses, including production tax and marketing expenses, increased 55% to $1,913,000 for the three months ended September 30, 2000 from $1,234,000 for the 1999 quarter, and increased 36% to $5,119,000 for the nine months ended
September 30, 2000 from $3,754,000 for the comparable 1999 period. Per Mcfe, oil and gas production expense, including production tax and marketing expense, increased $0.22, or 29%, to $0.98 for the 2000 quarter from $0.76 for the 1999 quarter. Production tax and marketing expense per Mcfe increased $0.23 to $0.52 per Mcfe, or 79%, for the 2000 quarter from $0.29 for the 1999 quarter because of higher oil and gas prices in the 2000 quarter. LOE per Mcfe decreased 2% to $0.46 for the 2000 quarter from $0.47 for the 1999 quarter. Oil and gas production expenses per Mcfe increased $0.27, or 37%, to $1.00 for the nine months ended September 30, 2000 from $0.73 for the nine months ended September 30, 1999. Production tax and marketing expense increased $0.16 per Mcfe, or 62%, during the nine months ended September 30, 2000 as a result of higher oil and gas prices. LOE per Mcfe increased $0.11, or 23%, to $0.58 for the nine months ended September 30, 2000 compared to $0.47 for the same period a year ago due to increased personnel and increases in salary, compression and workover costs relative to increases in production.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2000 increased 42% to $1,604,000 from $1,132,000 in the 1999 quarter, and increased 24% to $4,323,000 for the nine months ended September 30, 2000 from $3,489,000 for the nine months ended September 30, 1999. Depletion per Mcfe increased 16% to $0.72 for the fiscal 2000 quarter from $0.62 for the fiscal 1999 quarter and increased 20% to $0.73 for the nine months ended September 30, 2000 from $0.61 for the nine months ended September 30, 1999, primarily due to a higher ratio of increases in capital expenditures to increases in reserves.

    General and Administrative Expenses. Total general and administrative expenses for the three months ended September 30, 2000 increased 45% to $724,000 from $500,000 in the 1999 quarter, and increased 55% to $2,770,000 for the nine months ended September 30, 2000 from $1,782,000 for the same period in 1999, as a result of the issuance of employee stock options with below market strike prices and increased costs for contract and consulting services related to special projects.

    Interest and Other Expenses. Interest and other expenses for the three months ended September 30, 2000 increased 126% to $1,671,000 from $741,000 for the three months ended September 30, 1999 and increased 134% to $4,460,000 for the nine months ended September 30, 2000 from $1,903,000 for the nine months ended September 30, 1999. The increase was primarily due to a higher outstanding debt balance and higher interest rates in the 2000 periods.

    Income Taxes. We incurred net operating losses for U.S. Federal income tax purposes in 2000 and 1999, which can be carried forward to offset future taxable income. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax benefit in the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999.

    Extraordinary Loss. We incurred an extraordinary loss of $105,000 during the nine months ended September 30, 1999, as a result of the refinancing of our debt with a new lender.

    Net Loss. Net loss for the three months ended September 30, 2000 increased 626% to $1,104,000 from $152,000 for the three months ended September 30, 1999, and increased 210% to $4,631,000 for the nine months ended September 30, 2000 from $1,495,000 for the same period a year ago, as a result of the factors discussed above. We paid the 8% dividend of $16,000 and $27,000 on our Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), and realized accretion of $1,000 and $3,000, in the three months ended September 30, 2000 and 1999, respectively. We paid dividends of $61,000 and $81,000 and realized accretion of $6,000 and $9,000 in the nine-month periods ended September 30, 2000 and 1999, respectively. Net loss attributable to common shareholders for the three months ended September 30, 2000 increased 574% to $1,226,000 from $182,000 for the three months ended September 30, 1999, and increased 216% to $5,002,000 for the nine months ended September 30, 2000 from $1,585,000 for the nine months ended September 30, 1999.

                               Hedging Activities

    We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our Aquila Credit Agreement, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila. We recognized hedging gains (losses) of ($2,510,000) and ($278,000) for third quarter 2000 and 1999, respectively, and recognized hedging gains (losses) of ($4,696,000) and $101,000 for the nine months ended September 30, 2000 and 1999, respectively. These amounts are included in oil and gas sales in our consolidated statements of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas and crude oil price volatility on a portion of our natural gas and crude oil production. Commodity swap agreements are generally used to fix a price at the natural gas or crude oil market location or to fix a price differential between a benchmark price of natural gas and crude oil and the price of gas or crude oil at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes our derivative financial instrument position on our natural gas and crude oil production as of September 30, 2000. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of September 30, 2000. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging our production are expected to be offset by changes in the actual sales price received by us for our natural gas and crude oil production. See "Hedging Activities" above.

<CAPTION
Natural Gas:

                         Fixed Price
    Year    MMBtu        per MMBtu          Fair Value
    2000    1,350,000    $2.02              $(3,761,000)
    2001    2,392,000    $2.55-$4.68         (3,596,000)
    2002    1,558,000    $2.55-$3.91         (2,092,000)
    2003      996,000    $2.55               (1,114,000)
    2004      852,000    $2.55                 (825,000)


Crude Oil:
    2000       21,000    $18.73 - $19.00    $  (295,000)
    2001       60,000    $17.38 - $18.61       (659,000)
    2002       60,000    $17.40                (512,000)
    2003       48,000    $17.40                (316,000)
    2004       48,000    $17.40                (258,000)

    In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 5,798,000 MMBtu for 2001 - 2004 with a fair value of $(185,000).

    In November 2000, we entered into one-year put and call contracts pursuant to which we hedged the price of 60,000 MMBtu per month beginning January 2001 based on an El Paso-Permian Index. We will receive $3.85 per MMBtu if the settlement price is below $3.85 per MMBtu. If the settlement price is greater than $5.80 per MMBtu, we will pay the difference between such settlement price and $5.80 per MMBtu.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     None.

(b)  Reports on Form 8-K:

     During third quarter 2000, the Company filed a Periodic Report of Form 8-K dated September 8, 2000 related to an "Item 5. Other Events" matter.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MALLON RESOURCES CORPORATION
                                Registrant



Date:  November 13, 2000       By: /s/ Roy K. Ross
                                   Roy K. Ross
                                   Executive Vice President


Date:  November 13, 2000       By: /s/ Alfonso R. Lopez                   _
                                   Alfonso R. Lopez
                                   Vice President, Finance/Corporate Treasurer