Form 10-Q
period 2001-06-30
MALLON RESOURCES CORP
filed 2001-08-14
CIK 837759

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

- or -

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______ to _______.


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

          YES [X]                     NO [  ]

As of August 9, 2001, 10,721,827 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                        MALLON RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                  ASSETS



                                                                             June 30,     December 31,
                                                                               2001          2000
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                $  3,419     $  14,155
    Accounts receivable:
       Oil and gas sales                                                        1,840         3,460
       Joint interest participants, net of allowance of $39 and
          $39, respectively                                                       178           353
       Related parties                                                             --             1
       Other                                                                      245            18
    Inventories                                                                   193           215
    Other                                                                       3,760           123
          Total current assets                                                  9,635        18,325

Property and equipment:
    Oil and gas properties, full cost method                                  133,965       120,972
    Natural gas processing plant                                                8,614         8,560
    Other property and equipment                                                1,118         1,112
                                                                              143,697       130,644
    Less accumulated depreciation, depletion and amortization                 (62,897)      (59,057)
                                                                               80,800        71,587

Notes receivable-related parties                                                   --             7
Debt issuance costs, net                                                        1,295         1,529
Other, net                                                                        255           262

Total Assets                                                                 $ 91,985     $ 91,710
                                                                             ========     ========





                                          (Continued on following page)


The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                    (In thousands, except share amounts)



                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             June 30,     December 31,
                                                                               2001          2000
                                                                            (Unaudited)
Current liabilities:
    Trade accounts payable                                                   $  4,675     $  3,689
    Undistributed revenue                                                       1,437        2,045
    Drilling advances                                                              41           --
    Accrued taxes and expenses                                                    590           35
    Derivative liability                                                        1,002           --
    Current portion of long-term debt                                           4,954       12,179
          Total current liabilities                                            12,699       17,948

Long-term debt, net of unamortized discount of $2,373 and $2,813,
    respectively                                                               48,431       40,180
Derivative liability                                                            3,382           --
                                                                               51,813       40,180

Total liabilities                                                              64,512       58,128

Commitments and contingencies (Note 6)

Series B Mandatorily Redeemable Convertible Preferred Stock,
    $0.01 par value, 500,000 shares authorized, -0- and 80,000
    shares issued and outstanding, respectively                                    --           798

Mandatorily Redeemable Common Stock, $0.01 par value,
    490,000 shares authorized, issued and outstanding,
    mandatory redemption of $6,125                                              4,541         4,248

Shareholders' equity:
    Common Stock, $0.01 par value, 25,000,000
       shares authorized; 10,224,161 and 10,115,093
       shares issued and outstanding, respectively                                102           101
    Additional paid-in capital                                                 93,174        92,456
    Accumulated deficit                                                       (65,960)      (61,155)
    Accumulated other comprehensive loss                                       (4,384)           --
    Notes receivable from related party shareholders                               --        (2,866)
          Total shareholders' equity                                           22,932        28,536

Total Liabilities and Shareholders' Equity                                   $ 91,985      $ 91,710
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

                        MALLON RESOURCES CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                (Unaudited)



<CAPTON>
                                                                   For the Three Months    For the Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                     2001        2000        2001       2000
Revenues:
    Oil and gas sales                                              $ 5,283     $ 3,180     $ 12,376    $ 7,100
    Interest and other                                                 120          71          357        133
                                                                     5,403       3,251       12,733      7,233

Costs and expenses:
    Production tax and marketing                                       935        574         2,441      1,131
    Lease operating                                                  1,414        969         2,630      2,075
    Depreciation, depletion and amortization                         2,125       1,278        4,084      2,719
    General and administrative, net                                  3,627        856         4,982      2,046
    Interest and other                                               1,613       1,470        3,401      2,789
                                                                     9,714       5,147       17,538     10,760

Net loss                                                            (4,311)     (1,896)      (4,805)    (3,527)

Dividends on preferred stock and accretion                              (3)        (20)         (21)       (50)

Accretion of mandatorily redeemable common stock                      (148)       (101)        (292)      (199)

Net loss attributable to common shareholders                       $(4,462)    $(2,017)    $ (5,118)   $(3,776)
                                                                   =======     =======     ========    =======

Basic:
    Net loss attributable to common shareholders                   $ (0.42)    $ (0.26)    $  (0.48)   $ (0.48)
                                                                   =======     =======     ========    =======

    Weighted average shares outstanding                             10,653       7,855       10,640      7,854
                                                                   =======     =======     ========    =======















The accompanying notes are an integral part of these consolidated financial statements.

                        MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)


                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                       2001        2000
Cash flows from operating activities:
    Net loss                                                                         $ (4,805)    $(3,527)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation, depletion and amortization                                         4,084       2,719
       Accrued interest expense added to long-term debt                                 1,407       2,021
       Accrued interest income added to notes receivable from
          related party shareholders                                                      (87)        (93)
       Amortization of discount on long-term debt                                         440         332
       Stock compensation expense                                                       2,510         413
       Partial forgiveness of notes receivable from related party shareholders            907          --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                                        1,569         283
             Inventory and other assets                                                (3,615)       (108)
          Increase (decrease) in:
             Trade accounts payable and undistributed revenue                             379        (314)
             Accrued taxes and expenses                                                   554          (6)
             Drilling advances                                                             41          --
Net cash provided by operating activities                                               3,384       1,720

Cash flows from investing activities:
    Additions to property and equipment                                               (12,486)     (9,022)
    Decrease in notes receivable                                                            7          70
Net cash used in investing activities                                                 (12,479)     (8,952)

Cash flows from financing activities:
    Proceeds from long-term debt                                                          858       7,780
    Payments of long-term debt                                                         (1,679)       (195)
    Redemption of preferred stock                                                        (800)         --
    Proceeds from stock option and warrants exercises                                       1          68
    Payment of preferred dividends                                                        (19)        (45)
    Other                                                                                  (2)          4
Net cash (used in) provided by financing activities                                    (1,641)      7,612

Net (decrease) increase in cash and cash equivalents                                  (10,736)        380

Cash and cash equivalents, beginning of period                                         14,155       1,230

Cash and cash equivalents, end of period                                             $  3,419     $ 1,610
                                                                                     ========     =======

(Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                       MALLON RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                               (Continued)


                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                       2001        2000
Supplemental cash flow information:
    Cash paid for interest                                                           $  1,176    $   400
                                                                                     ========    =======
    Non-cash transactions:
       Issuance of common stock in exchange for oil and gas properties
          purchased from officers and directors                                      $     --    $   119
                                                                                     ========    =======

       Issuance of common stock in exchange for accounts receivable
          from shareholders                                                          $     --    $    98
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

NOTE 2. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                     June 30,   December 31,
                                                     2001       2000
Note payable to Aquila Energy Capital Corporation,
    due 2003                                         $50,851    $ 50,042
Less unamortized discount                             (2,373)     (2,813)
                                                      48,478      47,229
Lease obligation to Universal Compression, Inc.        4,791       5,006
8% unsecured note payable to Bank One, Colorado,
    N.A., due 2006                                       116         124
                                                      53,385      52,359
Less current portion                                  (4,954)    (12,179)

         Total                                       $48,431    $ 40,180
                                                     =======    ========

    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The amount available under the agreement, as amended, is $53.4 million. The amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. At June 30, 2001, the Company had drawn $52.3 million, including accrued interest, under the Aquila Credit Agreement and repaid $1.4 million.

    Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined ("the Defined Cash Flow"), less advances for the Company's development program. As of March 31, 2001, the advances exceeded cash flow from operations and the Company had not made any principal payments. The Company had expected to begin making principal payments in March 2001 and paid Aquila $1.4 million on April 6, 2001. On March 30, 2001, Aquila agreed to waive the requirement for principal payments equal to the Defined Cash Flow. Instead, the repayment schedule for the twelve months beginning April 30, 2001 is as follows: (i) for the months April 2001 to September 2001, the Company will pay interest only, or approximately $2.5 million, and (ii) from October 2001 to March 2002, the Company will make monthly principal and interest payments of $700,000 or a total of $4.2 million. Aquila will evaluate the loan monthly and, at its sole discretion, can discontinue the repayment schedule described above and revert to the requirement of principal payments equal to Defined Cash Flow. Due to Aquila's unilateral ability to modify the repayment schedule described above, the Company has classified $4.5 million of the Aquila debt as current, based on the Company's best estimate of Defined Cash Flow for the twelve month period ending June 30, 2002. The Company anticipates the Aquila Credit Agreement will be amended during third quarter 2001 to reflect the changes described above. The Company will continue to seek to increase the amount available under the Aquila Credit Agreement and to revise the repayment requirements. However, there can be no assurance that the Company will be successful in its efforts to further amend the Aquila Credit Agreement.

    During the first six months of 2001, the Company repaid $215,000 of lease obligation to Universal Compression and $8,000 of unsecured note payable to Bank One. In May 2001, the due date of the unsecured note payable was extended from April 2002 to July 2006, and the interest rate was reduced from 8.5% to 8% per annum.

NOTE 3.  PER SHARE DATA

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method) or if the Company's Series B Mandatorily Redeemable Convertible Preferred Stock were converted to common stock. The consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

NOTE 4. HEDGING ACTIVITY

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No.
138. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not meet specific hedge accounting criteria or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in other comprehensive income/loss, a component of shareholders' equity, to the extent the hedge is effective.

    The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. Under the Aquila Credit Agreement, the Company may be required to maintain price hedging arrangements in place with respect to up to 65% of its oil and gas production. Accordingly, at June 30, 2001, the Company had price swaps covering 186,000 barrels of oil related to production for 2001-2004 at fixed prices ranging from $17.38-$18.03 per barrel and 4,472,000 MMBtu of gas related to production for 2001-2004 at fixed prices ranging between $2.55-$3.94 per MMBtu.

    In addition, the Company had outstanding at June 30, 2001 basis swaps to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,472,000 MMBtu for 2001-2004, and "costless collar" contracts covering 60,000 MMBtu per month in 2001 at an El Paso-Permian Index floor price of $3.85 per MMBtu and a ceiling price of $5.80 per MMBtu. In July 2001, the Company unwound the collar for cash proceeds of $162,000, which will be deferred and recognized as revenue over the remaining term of the original contract.

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

    At June 30, 2001, the Company has recorded a current derivative liability of $1.0 million, a long-term derivative liability of $3.4 million and an unrealized loss of $4.4 million in other comprehensive loss. No related income tax effects were recorded because of the Company's net operating loss carryforwards.

    On January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a loss of $15.2 million in accumulated other comprehensive loss representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. The Company recorded corresponding cash flow hedge derivative liabilities of $15.2 million.

    During the first six months of 2001, losses of $3.9 million were transferred from accumulated other comprehensive loss to oil and gas revenues related to settled positions and an unrealized gain of $6.9 million was recorded to other comprehensive income to adjust the fair value of the open positions. The Company expects to reclassify as reductions to earnings during the next twelve months approximately $1.0 million of unrealized hedging losses in accumulated other comprehensive loss at June 30, 2001.

NOTE 5. COMPREHENSIVE INCOME

    The Company follows SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company recorded other comprehensive loss for the first time in the first quarter of 2001. The following table illustrates the change in accumulated other comprehensive loss for the six months ended June 30, 2001:

                                                             (in thousands)
Accumulated other comprehensive loss - December 31, 2000       $     --
Net loss                                                         (5,682)

Accumulated other comprehensive loss:
   Cumulative effect of change in accounting principle -
      January 1, 2001                                           (15,171)
   Reclassification adjustment for settled hedging contracts      3,875
   Changes in fair value of outstanding hedging positions         6,912
Accumulated other comprehensive loss                             (4,384)

Comprehensive loss - June 30, 2001                             $(10,066)
                                                               ========

NOTE 6. CONTINGENCIES

    As of June 30, 2001, the Revenue and Taxation Department of the Jicarilla Apache Nation (the "Nation") had issued to the Company Possessory Interest Tax assessments for 1998, 1999, 2000 and 2001 totaling $3.5 million, including related penalties and interest. The Company has paid the assessments under protest. This amount is included in the Company's
June 30, 2001 consolidated balance sheet under other current assets. The Company has filed a protest with the Nation taking the position that, among other things, certain rules and regulations promulgated in December 2000 by the Nation do not apply to the determination of Possessory Interest Tax for years prior to 2001. The first protest covering approximately $1.6 million for the periods prior to 2001 was denied in July 2001. The Company has filed an appeal. The Company has: 1) requested that the Legislative Council of the Jicarilla Apache Nation grant the Company relief, and 2) engaged New Mexico counsel to represent it. The final outcome of this matter cannot yet be predicted.

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

NOTE 7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In April 2001, the Company redeemed the remaining 80,000 shares outstanding of its Series B Mandatorily Redeemable Convertible Preferred Stock, at the mandatory redemption price of $10 per share, for $803,000 including accrued dividends.

NOTE 8. SHAREHOLDER RIGHTS PLAN

    As discussed in the Company's 2000 Form 10-K, in April 1997, the Company's Board of Directors declared a dividend on its shares of common stock (the "Common Shares") of preferred share purchase rights (the "Rights") as part of a Shareholder Rights Plan (the "Plan"). The Plan is designed to insure that all shareholders of the Company receive fair value for their Common Shares in the event of a proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the Company's shareholders. The Rights expired on April 22, 2001. In June 2001, the Company's Board of Directors reinstated the Rights which now will expire on June 30, 2006.

NOTE 9. RELATED PARTY TRANSACTIONS

    In September 1999, certain officers of the Company exercised options to purchase 381,360 shares of common stock with an exercise price of $6.88 per share, and borrowed funds from the Company utilizing recourse notes to do so. Interest on the notes accrues at 7%, payable along with the principal in August 2002. In October 2000, the Company amended the notes to extend the due date of the principal and accrued interest from August 2002 to August 2004 and to provide for the cancellation of the notes upon the occurrence of a "Change of Control" of the Company as defined in the Company's bylaws.

    In May 2001, in connection with a termination settlement reached with a former officer of the Company, the Company purchased certain interests in an oil and gas limited liability company from the officer valued at $350,000. The proceeds were used to reduce the balance of the note receivable from the officer. The remaining principal and accrued interest on the note of $364,000 was forgiven and is reflected as a non-cash charge to general and administrative expense for the quarter and six months ended June 30, 2001 in the accompanying consolidated statements of operations. In addition, because 76,066 unvested options to purchase shares of the Company's common stock vested upon his termination and became immediately exercisable, the Company recorded a non-cash charge of $195,000 to general and administrative expense for the quarter and six months ended June 30, 2001 in the accompanying consolidated statements of operations.

    In June 2001, the Company's Board of Directors approved a measure to forgive a portion of the interest and principal on the notes receivable from the remaining officers. For accounting purposes, the Company has treated the partial forgiveness as a repurchase of the common stock underlying the notes receivable, a cancellation of the notes receivable and the grant of options to purchase 287,462 shares of common stock at $1.00 per share. In connection with the assumed repurchase of common stock and the cancellation of the notes receivable, the Company recorded a non-cash charge of $533,000, which is reflected in general and administrative expense for the quarter and six months ended June 30, 2001 in the accompanying consolidated statements of operations. The options to purchase 287,462 shares of common stock discussed above will be treated as variable awards for accounting purposes. Compensation expense will be recognized for the amount of any increases in the stock price above the exercise price of $1.00 until the options are exercised, forfeited or expire unexercised. Any decreases in the stock price will be recognized as a decrease in compensation expense, limited to the amount of compensation expense previously recognized as a result of increases in the stock price. In connection with the assumed grant of the options discussed above, the Company recorded a non-cash charge of $1,409,000, which is reflected in general and administrative expense for the three and six months ended June 30, 2001, based on the difference between the market price on the date of grant of $5.90 and the exercise price of $1.00.

NOTE 10. STOCK COMPENSATION

    In June 2001, the Compensation Committee of Mallon's Board of Directors adopted a policy that, upon a change of control of the Company, the exercise price on outstanding stock options held by then current employees of the Company will be reduced to $0.01 from an average exercise price of $6.88.
At June 30, 2001, 218,364 outstanding stock options were affected by this new policy. Under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," the Company will be required to account for the options as variable awards from the modification date until the date the options are exercised, forfeited or expire unexercised. Compensation expense will be recognized for the amount of any increases in the stock price above the original exercise price per share until the options are exercised, forfeited or expire unexercised, or until a change of control event occurs. Any decreases in the stock price will be recognized as a decrease in compensation expense, limited to the amount of compensation expense previously recognized as a result of increases in the stock price. If and when the change of control event occurs, compensation expense will be measured for the difference between the stock price on that date and $0.01 per share and will be recognized as a non-cash charge to general and administrative expense. As of June 30, 2001, no compensation expense had been recorded related to the options discussed above.

NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 12. SUBSEQUENT EVENT

    On August 7, 2001, the Company entered into a purchase and sale agreement to sell all of its oil and gas interests in the Delaware Basin in New Mexico for approximately $32,000,000. The proceeds from the sale will be used primarily to reduce the Company's note payable to Aquila Energy Capital Corporation. The closing of the transaction is expected in late August or early September 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is intended to assist in understanding our consolidated financial position at June 30, 2001 and December 31, 2000, results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Our Consolidated Financial Statements and notes thereto should be referred to in conjunction with the following discussion.

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

    During the first six months of 2001, our capitalized costs incurred in oil and gas producing activities were $13.0 million. Our current 2001 capital expenditure budget is approximately $16 million. During the first six months of 2001, we drilled 19 wells, of which 17 were successful, and recompleted two wells. We are currently evaluating the number of wells we will drill during the remainder of 2001. We expect to fund our capital requirements for the next 12 months out of the proceeds from our October 2000 equity offering, cash flow from operations, and possible additional financing.

    In September 1999, the Company established a credit agreement (the "Aquila Credit Agreement") with Aquila Energy Capital Corporation ("Aquila"). The amount available under the agreement, as amended, is $53.4 million. By its current terms, the amount available may be increased to as much as $60 million as new reserves are added through the Company's planned development drilling program. At June 30, 2001, the Company had drawn $52.3 million, including accrued interest, under the Aquila Credit Agreement. However, under the current terms of the Aquila Credit Agreement, the remaining $1.1 million nominally available may not be drawn for capital expenditures. Principal payments on the four-year loan are based on the Company's cash flow from operations, as defined ("the Defined Cash Flow"), less advances for the Company's development program. As of March 31, 2001, the advances exceeded cash flow from operations and the Company had not made any principal payments. The Company had expected to begin making principal payments in March 2001 and paid Aquila $1.4 million on April 6, 2001. On March 30, 2001, Aquila agreed to waive the requirement for principal payments equal to the Defined Cash Flow. Instead, the repayment schedule for the twelve months beginning April 30, 2001 is as follows: (i) for the months April 2001 to September 2001, the Company will pay interest only, or approximately $2.5 million, and (ii) from October 2001 to March 2002, the Company will make monthly principal and interest payments of $700,000 or a total of $4.2 million. Aquila will evaluate the loan monthly and, at its sole discretion, can discontinue the repayment schedule described above and revert to the requirement of principal payments equal to Defined Cash Flow. The Company anticipates the Aquila Credit Agreement will be amended during third quarter 2001 to reflect the changes described above. The Company will continue to seek to increase the amount available under the Aquila Credit Agreement and to revise the repayment requirements. However, there can be no assurance that the Company will be successful in its efforts to further amend the Aquila Credit Agreement. The Aquila Credit Agreement is secured by substantially all of our oil and gas properties. Interest on the Aquila Credit Agreement accrues at prime plus 2% and was added to the loan balance through March 31, 2001. The outstanding loan balance is due in full on September 9, 2003. As part of the Aquila financing, we also entered into a four year agency agreement with Aquila under which we pay a marketing fee equal to 1% of the net proceeds (as defined) from the sale of all of our oil and gas production to market our gas and to negotiate our gas purchase contracts. In addition, we also issued to Aquila 490,000 shares of common stock. Aquila also has a one-time right to require us to purchase 490,000 of our common shares from Aquila at $12.50 per share during the 30-day period beginning September 9, 2003.

    We are currently considering options to secure additional capital to continue our active drilling and development program through 2001. The options include the issuance of preferred or other equity securities. However, there is no assurance that we will be able to obtain additional funding.

    In September 1999 we also entered into a five-year, $5.5 million master rental contract with Universal Compression, Inc. to refinance our East Blanco gas sweetening plant. The proceeds from that financing were used to repay a term loan from Bank One, Texas, N.A. that was secured by the plant. The master rental contract bears interest at an imputed rate of 12.8%. We made principal payments totaling $215,000 to Universal Compression during the first six months of 2001.

    In July 1998, we negotiated an unsecured term loan for up to $205,000 with Bank One, Colorado, N.A. to finance the purchase of land and a building for our field office. We drew $155,000 on this loan during 1998. We repaid $8,000 of this loan during the first six months of 2001. In May 2001, the due date of the unsecured note payable was extended from April 2002 to July 2006, and the interest rate was reduced from 8.5% to 8% per annum.

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

    On August 7, 2001, we entered into a purchase and sale agreement to sell all of our oil and gas interests in the Delaware Basin in New Mexico for approximately $32,000,000. The proceeds from the sale will be used primarily to reduce our note payable to Aquila Energy Capital Corporation. The closing of the transaction is expected in late August or early September 2001.


                            Results of Operations

                                                                    For the Three Months    For the Six Months
                                                                       Ended June 30,         Ended June 30,
(In thousands, except per unit data)                                  2001        2000        2001       2000
Results of Operations from Oil and Gas Producing Activities:
    Oil and gas sales                                               $5,283      $3,180       $12,376    $7,100
    Production tax and marketing expense                               935         574         2,441     1,131
    Lease operating expense                                          1,414         969         2,630     2,075
    Depletion                                                        1,895       1,060         3,629     2,311
    Depreciation                                                        75          78           150       122

Net Production:
    Oil (MBbl)                                                          44          41            89        84
    Natural gas (MMcf)                                               1,413       1,218         2,862     2,662
    Mmcfe                                                            1,677       1,464         3,396     3,166

Average Sales Price Realized (1):
    Oil (per Bbl)                                                   $22.23      $24.27       $ 23.76    $24.05
    Natural gas (per Mcf)                                             3.05        1.79          3.59      1.91
    Per Mcfe                                                          3.15        2.17          3.64      2.24

Average Cost Data (per Mcfe):
    Production tax and marketing expense                            $ 0.56      $ 0.39       $  0.72    $ 0.36
    Lease operating expense                                           0.84        0.66          0.77      0.65
    Depletion                                                         1.13        0.72          1.07      0.73
    Depreciation                                                      0.04        0.05          0.04      0.04
        _________________

1) Includes effects of hedging.

       Three and Six Months Ended June 30, 2001 Compared to June 30, 2000

    Revenues. Total revenues increased 66% to $5,403,000 for the three months ended June 30, 2001 from $3,251,000 for the three months ended
June 30, 2000 and increased 76% to $12,733,000 for the six months ended
June 30, 2001 from $7,233,000 for the six months ended June 30, 2000. Oil and gas sales increased 66% to $5,283,000 for the 2001 quarter compared $3,180,000 for the 2000 quarter. The increases are due to higher gas prices and higher oil and gas production. Oil and gas sales increased 74% to $12,376,000 for the six months ended June 30, 2001 from $7,100,000 for the six months ended June 30, 2000, due to higher gas prices and higher oil and gas production. Average oil prices realized per barrel decreased 8% to $22.23 in second quarter 2001 from $24.27 for second quarter 2000 and average gas prices realized per Mcf increased 70% to $3.05 in the 2001 quarter from $1.79 in the 2000 quarter. Average oil prices realized per barrel decreased 1% to $23.76 for the six months ended June 30, 2001, from $24.05 for the comparable 2000 period, and average gas prices realized per Mcf increased 88% to $3.59 in the 2001 period from $1.91 for the six months ended June 30, 2000. Oil production increased 7% to 44,000 barrels in the 2001 quarter from 41,000 barrels in the 2000 quarter and gas production increased 16% to 1,413,000 Mcf in the 2001 quarter from 1,218,000 in the
2000 quarter.   Oil production increased 6%, to 89,000 barrels for the six months ended June 30, 2001 from 84,000 barrels for the six months ended
June 30, 2000, and gas production increased 8% to 2,862,000 Mcf for the six months ended June 30, 2001 from 2,662,000 Mcf for the same period a year ago. During the first six months of 2001, the Company drilled 17 successful wells and recompleted two wells. Two wells were put on production at the end of March and 12 wells were put on production during second quarter 2001. The remaining wells are expected to be put on production in third quarter 2001.

    Production Tax and Marketing. Production tax and marketing expense, increased 63% to $935,000 for the three months ended June 30, 2001 from $574,000 for the 2000 quarter, and increased 116% to $2,441,000 for the six months ended June 30, 2001 from $1,131,000 for the comparable 2000 period, due to higher gas prices and higher tax rates in 2001. Production taxes are calculated and paid on prices before hedging gains or losses. As a percentage of sales before hedging losses, production taxes and marketing expenses were 15% in the three and six months ended June 30, 2001 and 12% in the three and six months ended June 30, 2000. Per Mcfe, production tax and marketing expense, increased $0.17, or 44%, to $0.56 for the 2001 quarter from $0.39 for the 2000 quarter. Production tax and marketing expense per Mcfe increased $0.36, or 100%, to $0.72 for the six months ended June 30, 2001 from $0.36 for the six months ended June 30, 2000.

     Lease Operating Expenses. Lease operating expenses (LOE) increased 46% to $1,414,000 in the 2001 quarter from $969,000 in the 2000 quarter and increased 27% to $2,630,000 in the six months ended June 30, 2001 from $2,075,000 in the six months ended June 30, 2000. LOE per Mcfe increased 27% to $0.84 in the 2001 quarter from $0.66 for the 2000 quarter. LOE per Mcfe for the six months ended June 30, 2001 increased 18% to $0.77 from $0.65 for the 2000 period. The increase in LOE per Mcfe in the 2001 periods is due to plant operator costs that were temporarily higher because of personnel changes.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended June 30, 2001 increased 66% to $2,125,000 from $1,278,000 in the 2000 quarter, and increased 50% to $4,084,000 for the six months ended June 30, 2001 from $2,719,000 for the six months ended June 30, 2000. Depletion per Mcfe increased 57% to $1.13 for the fiscal 2001 quarter from $0.72 for the fiscal 2000 quarter and increased 47% to $1.07 for the six months ended June 30, 2001 from $0.73 for the six months ended June 30, 2000 due to a higher ratio of increases in capital expenditures to increases in reserves.

    General and Administrative Expenses. Net general and administrative expenses for the quarter ended June 30, 2001 increased 324% to $3,627,000 from $856,000 in the 2000 quarter, and increased 143% to $4,982,000 for the six months ended June 30, 2001 from $2,046,000 for the same period in 2000 as a result of unusual non-cash expenses in the 2001 periods related to a termination settlement reached with a former officer of the Company, and a partial forgiveness of certain notes receivable from related party shareholders. These unusual expenses totaled approximately $2.5 million. Stock compensation expense, resulting from the issuance of employee stock options with a below-market strike price and restricted stock, were also higher in the 2001 six-month period than the year-ago period.

    Interest and Other Expenses. Interest and other expenses for the quarter ended June 30, 2001 increased 10% to $1,613,000 from $1,470,000 for the 2000 quarter and increased 22% to $3,401,000 for the six months ended June 30, 2001 from $2,789,000 for the six months ended June 30, 2000. The increase was primarily due to a higher outstanding debt balance.

    Income Taxes. We incurred net operating losses for U.S. Federal income tax purposes in 2001 and 2000, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Our ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of our oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in our decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, we did not recognize any tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000.

    Net Loss. Net loss for the three months ended June 30, 2001 increased 127% to $4,311,000 from $1,896,000 for the three months ended June 30, 2000, and increased 36% to $4,805,000 for the six months ended June 30, 2001 from $3,527,000 for the same period a year ago, as a result of the factors discussed above. We paid the 8% dividend of $3,000 and $16,000 on its Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and realized accretion of $-0- and $4,000 in the three month periods ended June 30, 2001 and 2000, respectively. We paid dividends of $19,000 and $43,000 and realized accretion of $2,000 and $7,000 during the six month periods ended June 30, 2001 and 2000, respectively. Net loss attributable to common shareholders for the three months ended June 30, 2001 increased 121% to $4,462,000 from $2,017,000 for the three months ended
June 30, 2000, and increased 36% to $5,118,000 for the six months ended
June 30, 2001 from $3,776,000 for the six months ended June 30, 2000.

                              Hedging Activities

    We use hedging instruments to manage commodity price risks. We have used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting our financial interests from the volatility of oil and gas prices. Under our Aquila Credit Agreement, we agreed to maintain price hedging arrangements in place with respect to up to 65% of our oil and gas production upon terms satisfactory to us and Aquila. We recognized hedging (losses) gains of ($962,000) and ($1,658,000) in second quarter 2001 and 2000, respectively and recognized hedging (losses) gains of $(3,875,000) and $(2,186,000) in the six months ended June 30, 2001 and 2000, respectively. These amounts are included in oil and gas sales in our consolidated statements of operations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

    We use commodity derivative financial instruments, including swaps, to reduce the effect of natural gas and crude oil price volatility on a portion of our natural gas and crude oil production. Commodity swap agreements are generally used to fix a price at the natural gas or crude oil market location or to fix a price differential between a benchmark price of natural gas and crude oil and the price of gas or crude oil at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes our derivative financial instrument position on our natural gas and crude oil production as of June 30, 2001. The fair value of these instruments reflected below is the estimated amount that we would receive (or pay) to settle the contracts as of June 30, 2001. Actual settlement of these instruments when they mature will differ from these estimates reflected in the table. Gains or losses realized from these instruments hedging our production are expected to be offset by changes in the actual sales price received by us for our natural gas and crude oil production. See "Hedging Activities" above.

Natural Gas:
                                     Fixed Price
    Year            MMBtu            per MMBtu          Fair Value
    2001            1,066,000        $2.55-$3.94       $  (426,000)
    2002            1,558,000        $2.55-$3.91        (1,304,000)
    2003              996,000        $2.55              (1,050,000)
    2004              852,000        $2.55                (823,000)

Crude Oil:

    2001               30,000        $17.38 - $18.03     $(245,000)
    2002               60,000        $17.40               (446,000)
    2003               48,000        $17.40               (283,000)
    2004               48,000        $17.40               (242,000)

    In addition, we entered into a basis swap to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 4,472,000 MMBtu for 2001 - 2004 with a fair value of $235,000.
We also entered into "costless collar" contracts covering 60,000 MMBtu per month in 2001 at an El Paso-Permian Index floor price of $3.85 per MMBtu and a ceiling price of $5.80 per MMBtu. At June 30, 2001, the net fair value of the costless collar was a net gain of $200,000. In July 2001, we unwound the collar for cash proceeds of $162,000, which will be deferred and recognized as revenue over the remaining term of the original contract.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            10.21  Promissory Note (Replacement) of CEO

            10.22  Promissory Note (Replacement) of Executive Vice President

        (b)  Reports on Form 8-K:

             During second quarter 2001, the Company filed Periodic Reports of Form 8-K dated April 11, 2001, June 1, 2001 and June 19, 2001. Each Report related to an "Item 5. Other Events" matter. In addition, a Form 8-K was filed on June 8, 2001 relating to an "Item 5. Other Events" matter with attached Item 7. Exhibits.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MALLON RESOURCES CORPORATION
                             Registrant


Date:  August 14, 2001       By: /s/ Roy K. Ross
                                 Roy K. Ross
                                 Executive Vice President


Date:  August 14, 2001       By: /s/ Alfonso R. Lopez                      _
                                 Alfonso R. Lopez
                                 Vice President, Finance/Corporate Treasurer