Form 10-K/A
period 2001-12-31
MALLON RESOURCES CORP
filed 2002-04-19
CIK 837759

___________________________


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



                                    0-17267
                           (Commission file number)


                               Amendment No. 1


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10K for the Year Ended December 31, 2001:

               Note 4 to the Consolidated Financial Statements

(List of all such items, financial statements, exhibits or other portions amended)


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Mallon Resources Corporation

April 19, 2002
                                        /s/ Roy K. Ross
                                      _________________________
                                      Roy K. Ross,
                                      Executive Vice President


                             ___________________________

NOTE 4 TO THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMTENTS INCLUDED IN REGISTRANT'S ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED DECEMBER 31, 2001, IS HEREBY AMENDED TO READ IN ITS ENTIRETY AS FOLLOWS:

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

Contingencies:

    As of December 31, 2001, the Revenue and Taxation Department of the Jicarilla Apache Nation (the "Nation") issued to the Company Possessory Interest Tax assessments for 1998, 1999, 2000 and 2001 totaling $3.3 million, as adjusted, including related penalties and interest. The Company has paid the assessments under protest. This amount is included in oil and gas production expenses in the Company's consolidated statement of operations for the year ended December 31, 2001. The Company has filed protests with the Nation taking the position that, among other things, certain rules and regulations promulgated in December 2000 by the Nation do not apply to the determination of Possessory Interest Tax for years prior to 2001. The
protests have been denied.   The Company has filed an appeal.    In March
2002, the Company was assessed an additional $1.5 million for 2002. The Company intends to file a protest for this amount also. The Company has: 1) requested that the Legislative Council of the Nation grant the Company relief, and 2) engaged New Mexico counsel to represent it. The final outcome of this matter cannot yet be predicted.

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