Form 10-Q
period 2002-09-30
MALLON RESOURCES CORP
filed 2002-11-15
CIK 837759

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2002

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of November 7, 2002, 10,779,718 shares of registrant's common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MALLON RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	September 30,	December 31,
	2002	2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 1,104	$ 1,943
Accounts receivable:
Oil and gas sales	647	714
Joint interest participants	38	303
Inventories	134	151
Derivative asset	--	229
Prepaid expense and other	68	38
Total current assets	1,991	3,378

Property and equipment:
Oil and gas properties, full cost method	95,426	93,933
Natural gas processing plant	8,711	8,648
Other property and equipment	1,090	1,085
	105,227	103,666
Less accumulated depreciation, depletion and amortization	(74,818)	(70,414)
	30,409	33,252

Debt issuance costs, net	501	1,041
Other, net	658	300

Total Assets	$ 33,559	$ 37,971

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS - Continued
(In thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30,	December 31,
	2002	2001
	(Unaudited)

Current liabilities:
Trade accounts payable	$ 2,912	$ 2,153
Undistributed revenue	466	612
Accrued taxes and expenses	386	42
Derivative liability	1,229	--
Current portion of long-term debt, net of unamortized
discount of $1,127 and $0, respectively	28,671	517
Total current liabilities	33,664	3,324

Long-term debt, net of unamortized discount of $0 and
$1,899, respectively	3,724	28,970
Derivative liability	1,522	1,423
	5,246	30,393

Total liabilities	38,910	33,717

Commitments and contingencies

Series B Mandatorily Redeemable Convertible Preferred Stock,
$0.01 par value, 500,000 shares authorized, -0- shares
issued and outstanding	--	--

Mandatorily Redeemable Common Stock, $0.01 par value, 490,000 shares authorized, issued and outstanding, mandatory
redemption of $6,125	5,362	4,853

Shareholders' equity:
Common Stock, $0.01 par value, 25,000,000 shares
authorized; 10,904,718 and 10,252,827 shares issued
and outstanding, respectively	109	103
Additional paid-in capital	92,973	93,012
Accumulated deficit	(101,044)	(92,520)
Accumulated other comprehensive loss	(2,751)	(1,194)
Total shareholders' equity	(10,713)	(599)

Total Liabilities and Shareholders' Equity	$ 33,559	$ 37,971

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Oil and gas sales	$ 2,564	$ 4,120	$ 7,975	$ 16,496
Interest and other	8	41	26	397
	2,572	4,161	8,001	16,893

Costs and expenses:
Oil and gas production	1,752	1,898	5,302	6,969
Depreciation, depletion and amortization	1,368	2,036	4,001	6,120
Impairment of oil and gas properties	954	16,418	954	16,418
Loss on sale of oil and gas properties	--	3,220	--	3,220
General and administrative, net	1,520	225	3,111	5,207
Interest and other	1,066	1,409	3,156	4,810
	6,660	25,206	16,524	42,744

Net loss	(4,088)	(21,045)	(8,523)	(25,851)

Dividends on preferred stock and accretion	--	--	--	(21)

Accretion of mandatorily redeemable common stock	(175)	(154)	(509)	(446)

Net loss attributable to common shareholders	$(4,263)	$(21,199)	$(9,032)	$(26,318)

Basic:
Net loss attributable to common shareholders	$ (0.38)	$ (1.98)	$ (0.83)	$ (2.47)

Weighted average shares outstanding	11,138	10,722	10,940	10,668

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(8,523)	$(25,851)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation, depletion and amortization	4,001	6,120
Impairment of oil and gas properties	954	16,418
Loss on sale of oil and gas properties	--	3,220
Accrued interest expense added to long-term debt	--	1,401
Accrued interest income added to notes receivable from
related party shareholders	--	(87)
Amortization of discount on long-term debt	959	674
Non-cash stock compensation expense	190	2,097
Partial forgiveness of notes receivable from related party shareholders	--	907
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	332	2,654
Inventory and other assets	(315)	(3,591)
Increase (decrease) in:
Trade accounts payable and undistributed revenue	613	(420)
Accrued taxes and expenses	344	3
Deferred revenue	--	97
Drilling advances	--	12
Net cash (used in) provided by operating activities	(1,445)	3,654

Cash flows from investing activities:
Additions to property and equipment	(1,535)	(15,309)
Proceeds from sale of oil and gas properties, net	--	29,326
Decrease in notes receivable-related parties	--	7
Net cash (used in) provided by investing activities	(1,535)	14,024

Cash flows from financing activities:
Proceeds from long-term debt	2,500	858
Payments of long-term debt	(364)	(25,927)
Redemption of preferred stock	--	(800)
Proceeds from stock option and warrants exercises	5	1
Payment of preferred dividends	--	(19)
Other	--	(2)
Net cash provided by (used in) financing activities	2,141	(25,889)
Net decrease in cash and cash equivalents	(839)	(8,211)
Cash and cash equivalents, beginning of period	1,943	14,155
Cash and cash equivalents, end of period	$ 1,104	$ 5,944

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2002	2001
Supplemental cash flow information:
Cash paid for interest	$ 1,875	$2,735
Non-cash transactions:
Receipt of oil and gas and real property in exchange for
notes receivable from executive officers	$ 93	$ --

Issuance of common stock in connection with the Aquila Credit
Agreement amendment	$ 187	$ --

The accompanying notes are an integral part of these consolidated financial statements.

MALLON RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
___________

NOTE 1. GENERAL

    Mallon Resources Corporation (the "Company" or "Mallon") engages in oil and gas exploration and production through its wholly-owned subsidiary, Mallon Oil Company ("Mallon Oil"), whose oil and gas operations are conducted primarily in the State of New Mexico. The Company operates its business and reports its operations as one business segment. All significant inter-company balances and transactions have been eliminated from the Company's consolidated financial statements.

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 2002.

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in Notes 2 and 3, the Company has suffered net losses and has significant borrowings that require, among other things, repayment in 2003 and compliance with certain restrictive covenants.

NOTE 2. SUBSEQUENT EVENTS

    On October 1, 2002, the Company entered into an Agreement and Plan of Merger among Black Hills Corporation ("Black Hills"), Black Hills Acquisition Corp., a wholly owned subsidiary of Black Hills ("Merger Sub") and the Company (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge with and into to the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Black Hills. Each share of common stock of the Company issued and outstanding as of the effective time of the merger will be converted into 0.044 shares of common stock of Black Hills. Completion of the merger is subject to customary conditions, including approval by the shareholders of the Company. The closing price of Black Hills' common stock on September 30, 2002, the day immediately prior to the execution of the Merger Agreement, was $26.19 per share. If the Merger Agreement is terminated prior to the effective time of the merger under certain circumstances, the Company will pay Black Hills a termination fee of $1,500,000.

    Concurrently with the execution of the Merger Agreement, Aquila Energy Capital Corporation ("Aquila") assigned all of its rights, title and interests in that certain Credit Agreement, dated September 9, 1999, among Aquila, the Company and Mallon Oil, as amended (the "Original Credit Agreement"), to Black Hills in exchange for (i) a payment of $29.3 million, (ii) execution of mutual releases by the Company and Aquila with respect to certain liabilities arising out of the Original Credit Agreement, (iii) the termination of the agency agreement, (iv) the termination of certain hedge agreements in exchange for a payment of $1.2 million. Aquila assigned to the Company the 615,000 shares of common stock of the Company, including the 490,000 shares of Mandatorily Redeemable Common Stock, that the Company had issued to Aquila in connection with the Original Credit Agreement and amendments thereof. The 615,000 shares were cancelled in October 2002.

    Immediately after the assignment of the Original Credit Agreement from Aquila to Black Hills, the Company and Black Hills entered into an Amended and Restated Credit Agreement, dated October 1, 2002 (the "Amended and Restated Credit Agreement"). Pursuant to the terms of the Amended and Restated Credit Agreement, Black Hills agreed to advance to the Company up to $3.7 million in additional funds to: (i) pay approximately $1.2 million to a subsidiary of Aquila in connection with the termination of certain swap agreements, (ii) pay approximately $1.5 million, plus accrued interest and penalties incurred subsequent to July 16, 2002, of the Company's 2002 Possessory Interest Tax assessed by the Jicarilla Apache Indian Nation, and (iii) fund a portion of the Company's drilling program. The amounts advanced to fund a portion of the Company's drilling program may not exceed the difference between $2.5 million and the amount advanced to pay the 2002 Possessory Interest Tax, plus accrued interest and penalties. The Company is prohibited from using the additional proceeds available under the Amended and Restated Credit Agreement except as set forth above.

    Indebtedness under the Amended and Restated Credit Agreement bears interest at the prime rate plus 4.0% and is secured by substantially all of the Company's oil and gas properties.

NOTE 3. CURRENT OPERATING ISSUES

    The Company generated net losses of $8.5 million, $31.4 million, $6.5 million and $2.8 million for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's cash flows from operating activities were $(1.4) million, $1.1 million, $4.0 million and $2.4 million for the respective periods.

    At September 30, 2002, the Company was in non-compliance with certain provisions of the Original Credit Agreement, including covenants requiring the Company (i) to maintain projected net revenue attributable to its proved reserves in an amount sufficient to fully amortize the outstanding loan balance by its maturity date, (ii) to satisfy or discharge liens filed against its properties within 30 days of their filing, and (iii) to pay its trade debt within 90 days of its due date. The Company's failure to comply with the terms of the Original Credit Agreement set forth in (i), (ii) and (iii) above constituted events of default under the Original Credit Agreement. As a result of these events of default, Aquila could have accelerated the Company's obligations under the Original Credit Agreement and declared all amounts outstanding thereunder, including interest, to be immediately due and payable. As more fully discussed in Note 2 above, concurrently with the execution of the Merger Agreement, Aquila assigned all of its rights, title and interest in the Original Credit Agreement to Black Hills.

    Subsequent to the assignment of the Original Credit Agreement, the Company and Black Hills entered into the Amended and Restated Credit Facility. Black Hills agreed to waive (the "Limited Waiver") certain of the requirements under the Amended and Restated Credit Agreement, including the requirements regarding (i) the truth and correctness of certain of the Company's representations and warranties and (ii) compliance with certain affirmative and negative covenants. The Limited Waiver is in effect until such time as the Merger Agreement is terminated by any of the parties thereto for any reason (the "Merger Termination Date").

    If the Merger Agreement is terminated, the Limited Waiver will automatically cease to exist and the Company will be required to (i) certify to Black Hills that all of the representations and warranties set forth in the Amended and Restated Credit Agreement are true and correct in all respects and (ii) comply with all of the covenants set forth in the Amended and Restated Credit Agreement. If the Merger Agreement is terminated, the Company may not be able to comply with certain of the covenants set forth in the Amended and Restated Credit Agreement, including covenants requiring the Company to satisfy or discharge all liens filed against its properties within 30 days of the filing of such lien and to pay its trade debt within 90 days of the due date of such debt. Failure to comply with the terms of the Amended and Restated Credit Agreement is an event of default and, if such an event of default occurs and is not cured, will give Black Hills the right to accelerate the Company's obligations and declare all amounts outstanding under the Amended and Restated Credit Agreement, including interest, to be immediately due and payable.

    The Amended and Restated Credit Agreement terminates and the Company is required to repay all amounts outstanding under the Amended and Restated Credit Facility, plus accrued interest, on or prior to the Loan Termination Date. The term "Loan Termination Date" is defined in the Amended and Restated Credit Agreement and means the earlier to occur of (i) 60 days from the Merger Termination Date, but in any event not later than June 30, 2003, (ii) the date of payment or performance in full of the Company's obligations under the Loan Documents (as such term is defined in the Amended and Restated Credit Agreement), (iii) the date the Company or its shareholders execute any agreement that contemplates a change of control of the Company and (iv) the date on which Black Hills notifies the Company of the acceleration of payment of all obligations under the Amended and Restated Credit Facility as a result of an event of default.

    The Company has classified all amounts owed under the Amended and Restated Credit Agreement as current at September 30, 2002 in the accompanying consolidated balance sheets. The Company's obligations under the Amended and Restated Credit Agreement are due and payable in full on the Loan Termination Date. If the Merger is not completed, the Company may not have sufficient funds available to repay the amounts outstanding under the Amended and Restated Credit Agreement. In addition, the Company may not be able to access additional funds to refinance its outstanding indebtedness on terms favorable to the Company, or at all. Provided that a loan termination event, as described above, does not occur, management believes that cash on hand, cash generated from operating activities, and borrowings available under the Amended and Restated Credit Agreement will be sufficient to meet the Company's cash requirements through June 30, 2003.

    Because the Company's production is predominantly natural gas, the Company is particularly sensitive to changes in the price of natural gas. Historically, natural gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in natural gas prices received could have a significant impact on the Company's future results. If natural gas prices decline significantly from those received by the Company at September 30, 2002, or if the Company is unable to maintain production levels at its San Juan Basin properties, the Company may have to implement additional cost cutting measures in both its administrative and operating areas.

NOTE 4. LONG-TERM DEBT

    Long-term debt consists of the following:

	September 30, 2002	December 31, 2001

Note payable to Aquila Energy Capital Corporation, due 2003	$ 29,211	$26,711
Less unamortized discount	(1,127)	(1,899)
	28,084	24,812
Lease obligation to Universal Compression, Inc.	4,215	4,567
8.0% unsecured note payable to Bank One, Colorado, N.A., due 2006	96	108
	32,395	29,487
Less current portion	(28,671)	(517)

Total	$ 3,724	$28,970

    As more fully discussed in Notes 2 and 3, on October 1, 2002, Aquila assigned the Original Credit Agreement to Black Hills. Immediately after the assignment of the Original Credit Agreement to Black Hills, Black Hills and the Company entered into the Amended and Restated Credit Agreement.

NOTE 5.  OIL AND GAS PROPERTIES

    Under the full cost accounting rules of the Securities and Exchange Commission, the Company reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, unless the prices recover subsequent to the balance sheet date but before the financial statements for the quarter are issued. If a smaller write-down is calculated using the subsequent pricing, then the smaller amount may be recorded. Using natural gas prices on September 30, 2002, no write-down of proved properties was required. However, after November 2002 meetings with the newly elected administration in Costa Rica, the Company determined that the carrying value of its unproved oil and gas properties in Costa Rica have been impaired and recorded a charge of $954,000 to write down its oil and gas properties in the three and nine months ended September 30, 2002.

NOTE 6.  PER SHARE DATA

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options and warrants were exercised (calculated using the treasury stock method). The consolidated statements of operations for the nine months ended September 30, 2002 and 2001 reflect only basic earnings per share because the Company was in a loss position for all periods presented and all common stock equivalents are anti-dilutive.

NOTE 7. HEDGING ACTIVITY

    Under the Original Credit Agreement, the Company was required to maintain price hedging arrangements in place with respect to up to 65% of its oil and gas production. Accordingly, at September 30, 2002, the Company had price swaps covering 2,165,000 MMBtu of gas related to production for 2002-2004 at fixed prices ranging between $2.55-$3.28 per MMBtu. In addition, the Company had outstanding at September 30, 2002 basis swaps to fix the differential between the NYMEX (Henry Hub) price and the index price at which the hedged gas is to be sold for 2,165,000 MMBtu for 2002-2004.

The following table indicates the Company's outstanding energy swaps at September 30, 2002:

Product	Annual Production	Fixed Price	Duration	Market Price Reference

Gas (MMBtu)	317,000	$2.55-$3.28	10/02-12/02	NYMEX (Henry Hub)
Gas (MMBtu)	996,000	$2.55	1/03-12/03	NYMEX (Henry Hub)
Gas (MMBtu)	852,000	$2.55	1/04-12/04	NYMEX (Henry Hub)

    At September 30, 2002, the Company had recorded a current derivative liability of $1,229,000, a long-term derivative liability of $1,522,000 and an unrealized loss of $2,751,000 in accumulated other comprehensive loss. No related income tax effects were recorded because of the Company's net operating loss carryforward.

    During the nine months ended September 30, 2002, gains of $199,000 were transferred from accumulated other comprehensive loss to oil and gas revenues related to settled positions and an unrealized loss of $1,358,000 was recorded to other comprehensive income to adjust the fair value of the open positions. The Company expects to reclassify as decreases to earnings during the next twelve months approximately $1,229,000 of unrealized hedging losses in accumulated other comprehensive loss at September 30, 2002.

    For the nine months ended September 30, 2002 and 2001, the Company's gains (losses) under its swap agreements were $199,000 and $(3,684,000), respectively, and are included in oil and gas sales in the Company's consolidated statements of operations. At September 30, 2002, the estimated net amount the Company would have anticipated to pay to terminate its outstanding energy swaps and basis swaps, described above, was approximately $2,751,000. However, as more fully discussed in Note 2, this obligation was terminated on October 1, 2002, with a payment of$1,224,000.

NOTE 8. COMPREHENSIVE INCOME

    The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The following table illustrates the changes in accumulated other comprehensive loss for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2002	2001

Accumulated other comprehensive loss - beginning of period	$(1,194)	$ --

Other comprehensive loss:
Cumulative effect of change in accounting principle	--	(15,171)
Reclassification adjustment for settled hedging contracts	(199)	3,781
Changes in fair value of outstanding hedging positions	(1,358)	10,483

Other comprehensive loss	(1,557)	(907)

Accumulated other comprehensive loss - end of period	$(2,751)	$ (907)

NOTE 9. RELATED PARTY TRANSACTIONS

    Under the Company's "Stock Ownership Encouragement Program," in August 1999, two executive officers of the Company borrowed $1,585,018 and $391,284, respectively, from the Company that they used to exercise certain options owned by them. The officers issued promissory notes to the Company in the noted amounts, which bore interest at the rate of 7% per annum, and were due August 31, 2004. In June 2001, the Company's compensation committee reduced the amounts due under the notes to $230,548 and $56,914, respectively. For accounting purposes, the Company treated this transaction as a repurchase of the common stock underlying the notes receivable, a cancellation of the notes receivable and the grant of options to purchase 287,462 shares of common stock at $1.00 per share. In March 2002, one of the executive officers conveyed to the Company his interest in certain Costa Rica real property in exchange for his promissory note. In April 2002, the other executive officer conveyed to the Company an undivided interest in Deep Gas, LLC in exchange for his promissory note. These transactions were approved by the Company's compensation committee and have been recorded as $56,914 of other assets, $36,500 of oil and gas properties, and as $93,414 in additional paid-in capital. At September 30, 2002, there were no outstanding notes receivable from executive officers or directors.

    On September 11, 2002, a total of 153,333 outstanding stock options with an exercise price of $0.01 per share vested. Stock compensation expense of $394,000, representing the remaining unrecognized original intrinsic value, was recognized in the three and nine months ended September 30, 2002.

NOTE 10. CONTINGENCIES

    By letter dated October 16, 2002, the Company has been advised by the Bureau of Land Management ("BLM") of the United States Department of Interior that the Company's operations on Jicarilla Contract 462 have been selected for review under the BLM's Production Accountability Review/Audit Program. The final outcome of this matter cannot yet be predicted.

    As of December 31, 2001, the Revenue and Taxation Department of the Jicarilla Apache Nation (the "Nation") issued to the Company Possessory Interest Tax assessments for 1998, 1999, 2000 and 2001 totaling $3.3 million, as adjusted, including related penalties and interest. The Company paid the assessments, but filed protests with the Nation taking the position that, among other things, certain rules and regulations promulgated in December 2000 by the Nation do not apply to the determination of Possessory Interest Tax for years prior to 2001. The protests were denied. The Company has filed an appeal, which is pending. In March 2002, the Company was assessed an additional $1.56 million of Possessory Interest Tax, including penalties and interest, for 2002, which the Company has not paid. At September 30, 2002, $1.2 million has been accrued and expensed. During July 2002, the Nation delivered a notice of lien against the Company's oil and gas properties located on the Nation's reservation to secure Company's payment of the 2002 assessment and related penalties and interest.

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

    In June 2001, in connection with staff cuts that were part of general corporate reductions, the Company terminated the employment of James Costalez. On August 14, 2001, Mr. Costalez filed a complaint in the Federal District Court for the District of New Mexico, in which he claimed his employment was wrongfully terminated. On November 8, 2002, the parties agreed to a settlement of all claims.

    In 1992, the Minerals Management Service commenced an audit of royalties payable on production from certain oil and gas properties on and near the Nation's reservation. The Company owns an interest in some of the properties covered by the audit. The audit was initiated against Robert Bayless and others. Bayless was the operator of the Company's Jicarilla properties prior to 1997, when the Company bought Bayless' interests and took over operations. Bayless has continuing interests in properties covered by the audit in which the Company has no interest. Although the Company is now the operator of roughly half of the properties covered by the audit, it is not a direct party to the audit proceedings and the litigation that has grown out of them. In December 2000, administrative decisions were rendered in the case of Robert L. Bayless, MMS-98-0132-IND, relating to so-called "dual-accounting" and "major portion" matters. Bayless joined with one other producer (Merrion Oil & Gas Corporation) to appeal the administrative rulings by filing Bayless v. United States Department of the Interior, No. 1:01CV00393, in the United States District Court for the District of Columbia. The final outcome of this matter cannot yet be predicted.

NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. The adoption of SFAS No. 142 by the Company on January 1, 2002, did not have any material impact on its financial position or results of operations.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS No. 144 by the Company on January 1, 2002, did not have any material impact on its financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion is intended to assist in understanding Mallon's consolidated financial position at September 30, 2002 and December 31, 2001, results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Mallon's consolidated financial statements and notes thereto should be referred to in conjunction with the following discussion.

Overview

    Mallon's revenues, profitability and future growth rates will be substantially dependent upon its drilling success in the San Juan Basin, and prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond Mallon's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and oil and gas prices can be expected to continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on Mallon's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that Mallon may produce economically.

Subsequent Events

    On October 1, 2002, Mallon entered into an Agreement and Plan of Merger among Black Hills Corporation ("Black Hills"), Black Hills Acquisition Corp., a wholly owned subsidiary of Black Hills ("Merger Sub") and Mallon (the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Mallon with Mallon continuing as the surviving corporation and a wholly-owned subsidiary of Black Hills. Each share of common stock of Mallon's issued and outstanding as of the effective time of the merger will be converted into 0.044 shares of common stock of Black Hills. Completion of the merger is subject to customary conditions, including approval by the shareholders of Mallon. The closing price of Black Hills' common stock on September 30, 2002, the day immediately prior to the execution of the Merger Agreement, was $26.19 per share. If the Merger Agreement is terminated prior to the effective time of the merger under certain circumstances, Mallon will pay Black Hills a termination fee of $1,500,000.

    Concurrently with the execution of the Merger Agreement, Aquila Energy Capital Corporation ("Aquila") assigned all rights, title and interests in that certain Credit Agreement, dated September 9, 1999, among Aquila, Mallon and Mallon Oil Company, a wholly owned subsidiary of Mallon, as amended (the "Original Credit Agreement"), to Black Hills in exchange for (i) a payment of $29.3 million, (ii) execution of mutual releases by Mallon and Aquila with respect to certain liabilities arising out of the Original Credit Agreement, (iii) the termination of the agency agreement, (iv) the termination of certain hedge agreements in exchange for a payment of $1.2 million. Aquila assigned to Mallon the 615,000 shares of common stock of Mallon, including the 490,000 shares of Mandatorily Redeemable Common Stock, that Mallon had issued to Aquila in connection with the Original Credit Agreement and amendments thereof. The 615,000 shares were cancelled in October 2002.

    Immediately after the assignment of the Original Credit Agreement from Aquila to Black Hills, Mallon and Black Hills entered into an Amended and Restated Credit Agreement, dated October 1, 2002 (the "Amended and Restated Credit Agreement"). Pursuant to the terms of the Amended and Restated Credit Agreement, Black Hills agreed to advance to Mallon up to $3.7 million in additional funds to: (i) pay approximately $1.2 million to a subsidiary of Aquila in connection with the termination of certain swap agreements, (ii) pay approximately $1.5 million, plus accrued interest and penalties incurred subsequent to July 16, 2002, of Mallon's 2002 Possessory Interest Tax assessed by the Jicarilla Apache Indian Nation, and (iii) fund a portion of Mallon's drilling program. The amounts advanced to fund a portion of Mallon's drilling program may not exceed the difference between $2.5 million and the amount advanced to pay the 2002 Possessory Interest Tax, plus annual interest and penalties. Mallon is prohibited from using the additional proceeds available under the Amended and Restated Credit Agreement except as set forth above.

    Black Hills agreed to waive (the "Limited Waiver") certain of the requirements under the Amended and Restated Credit Agreement, including requirements regarding (i) the truth and correctness of certain of Mallon's representations and warranties and (ii) compliance with certain affirmative and negative covenants. The Limited Waiver is in effect until such time as the Merger Agreement is terminated by any of the parties thereto for any reason (the "Merger Termination Date"). If the Merger Agreement is terminated, the Limited Waiver will automatically cease to exist and Mallon will be required to (i) certify to Black Hills that all of the representations and warranties set forth in the Amended and Restated Credit Agreement are true and correct in all respects and (ii) comply with all of the covenants set forth in the Amended and Restated Credit Agreement. If the Merger Agreement is terminated, Mallon may not be able to comply with the certain of the covenants set forth in the Amended and Restated Credit Agreement, including covenants requiring Mallon to satisfy or discharge all liens filed against its properties within 30 days of the filing of such lien and to pay its trade debt within 90 days of the due date of such debt. Failure to comply with the terms of the Amended and Restated Credit Agreement is an event of default and, if such event of default is not cured, will give Black Hills the right to accelerate Mallon's obligations and declare all amounts outstanding under the Amended and Restated Credit Agreement, including interest, to be immediately due and payable.

    Mallon may prepay amounts outstanding under the Amended and Restated Credit Facility plus accrued interest in whole or in part without premium or penalty; provided, however, that (i) if Mallon or its shareholders enter into any agreement that contemplates a change of control of Mallon or a sale of stock of Mallon that would result in a change of control, then on the date such agreement is entered into, Mallon is obligated to pay Black Hills $2.9 million in addition to, and contemporaneously with, payment of all amounts outstanding under the Amended and Restated Credit Facility, plus accrued interest, and performance of all of its obligations under the Amended and Restated Credit Agreement and (ii) if within 105 days after Mallon has prepaid the amounts outstanding under the Amended and Restated Credit Agreement, Mallon or its shareholders enter into any agreement that contemplates a change of control of Mallon or a sale of stock of Mallon that would result in a change of control, and Mallon has not otherwise made the payment to Black Hills described in clause (i), then Mallon is required to pay such amount to Black Hills on the date such agreement is executed. The preceding sentence notwithstanding, if Mallon prepays amounts outstanding under the Amended and Restated Credit Facility and at the time of such prepayment, neither Mallon nor its shareholders are party to any agreement that contemplates a change of control of Mallon or a sale of stock of Mallon that would result in a change of control, and neither Mallon nor its shareholders enter into such an agreement within 105 days after such prepayment, then Mallon will not be obligated to make the payment to Black Hills described above.

    The Amended and Restated Credit Agreement terminates and Mallon is required to repay all amounts outstanding under the Amended and Restated Credit Facility, plus accrued interest, on or prior to the Loan Termination Date. The term "Loan Termination Date" is defined in the Amended and Restated Credit Agreement and means the earlier to occur of (i) 60 days from the Merger Termination Date, but in any event not later than June 30, 2003, (ii) the date of payment or performance in full of Mallon's obligations under the Loan Documents (as such term is defined in the Amended and Restated Credit Agreement), (iii) the date Mallon or its shareholders execute any agreement that contemplates a change of control of Mallon and (iv) the date on which Black Hills notifies Mallon of the acceleration of payment of all obligations under the Amended and Restated Credit Facility as a result of an event of default.

Liquidity and Capital Resources

    Mallon has generated net losses of $8.5 million, $31.4 million, $6.5 million and $2.8 million for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows from operating activities for the respective periods were $(1.4) million, $1.1 million, $4.0 million and $2.4 million.

    At September 30, 2002, Mallon was in non-compliance with certain provisions of the Original Credit Agreement, including covenants requiring Mallon (i) to maintain projected net revenue attributable to its proved reserves in an amount sufficient to fully amortize the outstanding loan balance by its maturity date, (ii) to satisfy or discharge liens filed against its properties within 30 days of their filing, and (iii) to pay its trade debt within 90 days of its due date. Mallon's failure to comply with the terms of the Original Credit Agreement set forth in (i), (ii) and (iii) above constituted events of default under the Original Credit Agreement. As a result of these events of default, Aquila could have accelerated Mallon's obligations under the Original Credit Agreement and declared all amounts outstanding thereunder, including interest, to be immediately due and payable. As more fully discussed in Note 2 to the consolidated financial statements, concurrently with the execution of the Merger Agreement, Aquila assigned all of its rights, title and interest in the Original Credit Agreement to Black Hills.

    Subsequent to the assignment of the Original Credit Agreement, Mallon and Black Hills entered into the Amended and Restated Credit Facility. Black Hills agreed to waive (the "Limited Waiver") certain of the requirements under the Amended and Restated Credit Agreement, including the requirements regarding (i) the truth and correctness of certain of Mallon's representations and warranties and (ii) compliance with certain affirmative and negative covenants. The Limited Waiver is in effect until such time as the Merger Agreement is terminated by any of the parties thereto for any reason (the "Merger Termination Date"). If the Merger Agreement is terminated, the Limited Waiver will automatically cease to exist and Mallon will be required to (i) certify to Black Hills that all of the representations and warranties set forth in the Amended and Restated Credit Agreement are true and correct in all respects and (ii) comply with all of the covenants set forth in the Amended and Restated Credit Agreement.

    If the Merger Agreement is terminated, Mallon may not be able to comply with certain of the covenants set forth in the Amended and Restated Credit Agreement, including covenants requiring Mallon to satisfy or discharge all liens filed against its properties within 30 days of the filing of such lien and to pay its trade debt within 90 days of the due date of such debt. Failure to comply with the terms of the Amended and Restated Credit Agreement is an event of default and, if such an event of default is not cured, will give Black Hills the right to accelerate Mallon's obligations and declare all amounts outstanding under the Amended and Restated Credit Agreement, including interest, to be immediately due and payable.

    Mallon has classified all amounts owed under the Amended and Restated Credit Agreement as current at September 30, 2002 in the accompanying consolidated balance sheets. Mallon's obligations under the Amended and Restated Credit Agreement are due and payable in full on the Loan Termination Date. If the Merger is not completed, Mallon may not have sufficient funds available to repay the amounts outstanding under the Amended and Restated Credit Agreement. In addition, Mallon may not be able to access additional funds to refinance its outstanding indebtedness on terms favorable to Mallon, or at all. Provided that a loan termination event, as described above, does not occur, management believes that cash on hand, cash generated from operating activities, and borrowings available under the Amended and Restated Credit Agreement will be sufficient to meet Mallon's cash requirements through June 30, 2003.

    Because Mallon's production is predominantly natural gas, Mallon is particularly sensitive to changes in the price of natural gas. Historically, natural gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in natural gas prices received could have a significant impact on Mallon's future results. If natural gas prices decline significantly from those received by Mallon at September 30, 2002, or if Mallon is unable to maintain production levels at its San Juan Basin properties, Mallon may have to implement additional cost cutting measures in both its administrative and operating areas.

    Mallon's operations are capital intensive. Historically, the principal sources of capital have been cash flow from operations, borrowings and proceeds from the sale of stock. Mallon's principal uses of capital have been for the acquisition, exploration and development of oil and gas properties and related facilities.

    During the nine months ended September 30, 2002, Mallon's capitalized costs incurred in oil and gas producing activities were $1.5 million, principally relating to the drilling of four wells and the installation of artificial lift equipment. Mallon plans to fund the capital requirements for the next 12 months with borrowings under the Amended and Restated Credit Agreement or joint venture arrangements. Mallon cannot be sure that any additional financing or joint ventures will be available on acceptable terms.

    The weighted average interest rate for borrowings outstanding under the Original Credit Agreement at September 30, 2002 was 7.75%. The weighted average interest rate for borrowings outstanding under the Amended and Restated Credit Agreement with Black Hills at October 1, 2002 was 8.75%.

    In April 2000, Mallon was awarded a concession by the Government of Costa Rica to explore for oil and natural gas on approximately 2.3 million acres in the northeast quadrant of Costa Rica. Mallon has complied with the requirements of the concession award and is ready to sign the requisite exploration contract. In April 2002, a new president was elected in Costa Rica. Indications are that the new government is more sensitive to environmental matters than its predecessors and may restrict future oil and gas exploration activities. As a result of recent meetings with the new administration in November 2002, Mallon believes Costa Rica is unwilling to execute any contracts for the exploration of hydrocarbons. Mallon, therefore, determined that the carrying value of its unproved oil and gas properties in Costa Rica have been impaired and recorded a charge of $954,000 to write down its oil and gas properties in the three and nine months ended September 30, 2002. Mallon has retained legal counsel in order to review its options in light of this new governmental position.

Results of Operations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2002	2001	2002	2001

Results of Operations from Oil and Gas Producing Activities:
Oil and gas sales	$2,564	$4,120	$7,975	$16,496
Production tax and marketing expense	503	702	1,470	3,143
Lease operating expense	1,249	1,196	3,832	3,826
Depletion	1,090	1,802	3,186	5,431
Depreciation	80	75	238	225

Net Production:
Oil (MBbl)	1	20	3	109
Natural gas (MMcf)	1,258	1,689	3,912	4,551
Mmcfe	1,264	1,809	3,930	5,205

Average Sales Price Realized (1):
Oil (per Bbl)	$18.59	$19.85	$17.99	$23.05
Natural gas (per Mcf)	$ 2.02	$ 2.20	$ 2.02	$ 3.07
Per Mcfe	$ 2.03	$ 2.28	$ 2.03	$ 3.17

Average Cost Data (per Mcfe):
Production tax and marketing expense	$0.40	$0.39	$0.37	$0.60
Lease operating expense	0.99	0.66	0.98	0.74
Depletion	0.86	1.00	0.81	1.04
Depreciation	0.06	0.04	0.06	0.04

_________________

1) Includes effects of hedging.

Three and Nine Months Ended September 30, 2002 Compared to September 30, 2001

    Revenue. Revenue for the three months ended September 30, 2002 decreased 38% to $2,572,000 from $4,161,000 for the three months ended September 30, 2001 and decreased 53% to $8,001,000 for the nine months ended September 30, 2002 from $16,893,000 for the nine months ended September 30, 2001.

    Oil and gas sales for the three months ended September 30, 2002 decreased 38% to $2,564,000 from $4,120,000 for the three months ended September 30, 2001 due to lower oil and gas production as a result of the sale of the Delaware Basin properties in September 2001 and lower gas prices realized. Average oil prices per barrel for the three months ended September 30, 2002 decreased 6% to $18.59 from $19.85 for the three months ended September 30, 2001. Average gas prices per Mcf for the three months ended September 30, 2002 decreased 8% to $2.02 from $2.20 for the three months ended September 30, 2001. Oil production for the three months ended September 30, 2002 decreased 95% to 1,000 barrels from 20,000 barrels for the three months ended September 30, 2001 and gas production for the three months ended September 30, 2002 decreased 26% to 1,258,000 Mcf from 1,689,000 Mcf for the three months ended September 30, 2001, primarily as a result of the Delaware Basin sale.

    Oil and gas sales for the nine months ended September 30, 2002 decreased 52% to $7,975,000 from $16,496,000 for the nine months ended September 30, 2002 due to lower oil and gas production as a result of the sale of the Delaware Basin properties in September 2001 and lower oil and gas prices realized. Average oil prices per barrel for the nine months ended September 30, 2002 decreased 22% to $17.99 from $23.05 for the nine months ended September 30, 2001. Average gas prices per Mcf for the nine months ended September 30, 2002 decreased 34% to $2.02 from $3.07 for the nine months ended September 30, 2001. Oil production for the nine months ended September 30, 2002 decreased 97% to 3,000 barrels from 109,000 barrels for the nine months ended September 30, 2001 and gas production for the nine months ended September 30, 2002 decreased 14% to 3,912,000 Mcf from 4,551,000 Mcf for the nine months ended September 30, 2001, primarily as a result of the Delaware Basin sale.

    Production Tax and Marketing Expenses. Production tax and marketing expenses decreased 28% to $503,000 in the three months ended September 30, 2002 from $702,000 in the three months ended September 30, 2001, and decreased 53% to $1,470,000 in the nine months ended September 30, 2002 from $3,143,000 in the nine months ended September 30, 2001, primarily due to lower oil and gas production and lower oil and gas prices. Production taxes are calculated and paid on prices before hedging gains or losses. As a percentage of sales before hedging, production tax and marketing expenses were 19% in the three and nine months ended September 30, 2002 as compared to 18% and 16% in the three and nine months ended September 30, 2001, respectively. Production tax and marketing expenses per Mcfe increased 3% to $0.40 in the three months ended September 30, 2002 from $0.39 in the three months ended September 30, 2001 and decreased 38% to $0.37 in the nine months ended September 30, 2002 from $0.60 in the nine months ended September 30, 2001.

    Lease Operating Expenses. Lease operating expenses increased 4% to $1,249,000 in the three months ended September 30, 2002 from $1,196,000 in the three months ended September 30, 2001 and increased to $3,832,000 in the nine months ended September 30, 2002 from $3,826,000 in the nine months ended September 30, 2001. Lease operating expenses per Mcfe increased 50% to $0.99 in the three months ended September 30, 2002 from $0.66 per Mcfe in the three months ended September 30, 2001 and increased 32% to $0.98 in the nine months ended September 30, 2002 from $0.74 in the nine months ended September 30, 2001. Although lease operating expenses decreased as a result of the sale of the Delaware Basin properties in September 2000, these decreases were more than offset by the accrual of $366,000 and $1,097,000 for the possessory interest tax in the three and nine months ended September 30, 2002, respectively.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2002 decreased 33% to $1,368,000 from $2,036,000 in the three months ended September 30, 2001. Depreciation, depletion and amortization for the nine months ended September 30, 2002 decreased 35% to $4,001,000 from $6,120,000 in the nine months ended September 30, 2001. Depletion per Mcfe decreased 14% to $0.86 for the three months ended September 30, 2002 from $1.00 for the three months ended September 30, 2001 and decreased 22% to $0.81 for the nine months ended September 30, 2002 from $1.04 for the nine months ended September 30, 2001, due to the lower capitalized costs subsequent to the September 2001 sale of Delaware Basin properties and provision for impairment.

    Impairment of Oil & Gas Properties. Impairment of oil and gas properties was $954,000 in the three and nine months ended September 30, 2002, compared to $16,418,000 for the three and nine months ended September 30, 2001. Under the full cost accounting rules of the Securities and Exchange Commission, Mallon reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under full cost accounting rules, net capitalized costs of oil and gas properties, less related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects. Application of these rules generally requires pricing future production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, unless the prices recover subsequent to the balance sheet date but before the financial statements for the quarter are issued. If a smaller write-down is calculated using the subsequent pricing, then the smaller amount may be recorded. Using price increases subsequent to September 30, 2001, Mallon recorded a charge in third quarter 2001 to write-down its oil and gas properties by $16,418,000. Had Mallon used the prices in effect at September 30, 2001, the write-down would have been $25.3 million. After November 2002 meetings with the newly elected administration in Costa Rica, Mallon determined that the carrying value of its unproved oil and gas properties in Costa Rica have been impaired and recorded a charge of $954,000 to write down its oil and gas properties in the three and nine months ended September 30, 2002.

    Loss on Sale of Oil and Gas Properties. On September 14, 2001, Mallon completed the sale of its Delaware Basin oil and gas properties, effective July 1, 2001, for an adjusted purchase price of approximately $31.3 million. After paying approximately $2.0 million of additional costs which included approximately $1.3 million resulting from the early settlement of Mallon's oil swap associated with the Delaware Basin properties, Mallon received net proceeds of $29.3 million. Mallon accounts for its oil and gas properties using the full cost method of accounting, under which sales of properties are generally treated as adjustments of capitalized costs and no gains and losses are recorded, unless they are significant. Mallon's interests in the Delaware Basin properties constituted approximately 38% of the total reserve quantities at June 30, 2001. Because the sale significantly altered the relationship between Mallon's capitalized costs and its proved oil and gas reserves, Mallon recognized a loss on the sale of oil and gas properties of $3,220,000 for the three and nine months ended September 30, 2001. The loss included costs from an allocation of Mallon's total undepleted full cost pool at June 30, 2001, between the properties sold and the properties retained, based on the relative estimated fair value of the properties sold and retained. The estimated fair value of the Delaware Basin properties at June 30, 2001 represented approximately 46% of the estimated fair value of Mallon's total oil and gas properties, resulting in an allocation of its full cost pool of approximately $32.5 million.

    General and Administrative Expenses. Net general and administrative expenses for the three months ended September 30, 2002 increased 576% to $1,520,000 from $225,000 in the three months ended September 30, 2001 and decreased 40% to $3,111,000 in the nine months ended September 30, 2002 from $5,207,000 in the nine months ended September 30, 2001, primarily due to stock compensation expense. As a result of the acceleration of vesting of 153,333 stock options with an exercise price of $0.01, on September 11, 2002, fluctuations in the market price of Mallon's common stock, and employee stock options with a below-market strike price, which require mark-to-market accounting, and issuance of restricted stock, Mallon recognized stock compensation expense of $475,000 in the three months ended September 30, 2002, compared to a reduction to general and administrative expense of $413,000 in the three months ended September 30, 2001. During the nine months ended September 30, 2002, Mallon recognized stock compensation expense of $190,000, compared to $2,097,000 of expense in the nine months ended September 30, 2001.

    Interest and Other Expenses. Interest and other expenses for the three months ended September 30, 2002 decreased 24% to $1,066,000 from $1,409,000 for the three months ended September 30, 2001 and decreased 34% to $3,156,000 for the nine months ended September 30, 2002 from $4,810,000 for the nine months ended September 30, 2001. The decreases were primarily due to lower interest rates and lower outstanding debt balances in 2002 as proceeds from the sale of the Delaware Basin properties were used to pay down debt.

    Income Taxes. Mallon incurred net operating losses for U.S. Federal income tax purposes in the nine months ended September 30, 2002 and for the year ended December 31, 2001, which can be carried forward to offset future taxable income. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Mallon's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations and the expansion of its oil and gas producing activities. The market and capital risks associated with achieving the above requirement are considerable, resulting in Mallon's decision to provide a valuation allowance equal to the net deferred tax asset. Accordingly, Mallon did not recognize any tax expense or benefit in the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001.

    Net Loss. Mallon had a net loss of $4,088,000 for the three months ended September 30, 2002 compared to net loss of $21,045,000 for the three months ended September 30, 2001 and a net loss of $8,523,000 for the nine months ended September 30, 2002 compared to a net loss of $25,851,000 for the nine months ended September 30, 2001, as a result of the factors discussed above. Mallon paid the 8% dividend of $19,000 on its $800,000 face amount Series B Mandatorily Redeemable Convertible Preferred Stock in the nine months ended September 30, 2001, and realized accretion of $2,000. In addition, during the three months ended 2002 and 2001 and the nine months ended September 30, 2002 and 2001, Mallon realized accretion of $175,000, $154,000, $509,000 and $446,000, respectively, on the Mandatorily Redeemable Common Stock. Net loss attributable to common shareholders for the three and nine months ended September 30, 2002 was $4,263,000 and $9,032,000, respectively, compared to $21,199,000 and $26,318,000 for the three and nine months ended September 30, 2001, respectively.

Hedging Activities

    Mallon uses hedging instruments to manage commodity price risks. Mallon used energy swaps and other financial arrangements to hedge against the effects of fluctuations in the sales prices for oil and natural gas. Gains and losses on such transactions are matched to product sales and charged or credited to oil and gas sales when that product is sold. Management believes that the use of various hedging arrangements can be a prudent means of protecting Mallon's financial interests from the volatility of oil and gas prices. Under Mallon's Original Credit Agreement, Mallon agreed to maintain price hedging arrangements in place with respect to up to 65% of its oil and gas production upon terms satisfactory to Mallon and Aquila. Mallon recognized hedging gains (losses) of $199,000 and $(3,684,000) in the nine months ended September 30, 2002 and 2001, respectively. These amounts are included in oil and gas sales in the consolidated statements of operations. As more fully discussed above, all outstanding hedging instruments at September 30, 2002 were terminated on October 1, 2002, for a payment of $1,224,000.

Miscellaneous

    Mallon's oil and gas operations are significantly affected by certain provisions of the Internal Revenue Code applicable to the oil and gas industry. Current law permits Mallon's intangible drilling and development costs to be deducted currently, or capitalized and amortized over a five-year period. We, as an independent producer, are also entitled to a deduction for percentage depletion with respect to the first 1,000 barrels per day of domestic crude oil (and/or equivalent units of domestic natural gas) produced (if such percentage depletion exceeds cost depletion). Generally, this deduction is 15% of gross income from an oil and gas property, without reference to the taxpayer's basis in the property. The percentage depletion deduction may not exceed 100% of the taxable income from a given property. Further, percentage depletion is limited in the aggregate to 65% of Mallon's taxable income. Any depletion disallowed under the 65% limitation, however, may be carried over indefinitely.

    Inflation has not historically had a material impact on Mallon's consolidated financial statements, and management does not believe that Mallon will be materially more or less sensitive to the effects of inflation than other companies in the oil and gas business.

    The preceding information contains forward-looking statements, the realization of which cannot be assured. Actual results may differ significantly from those forecast. When evaluating Mallon, its operations, or its expectations, the reader should bear in mind that Mallon and its operations are subject to numerous risks and uncertainties. Among these are risks related to the oil and gas business generally (including operating risks and hazards and the regulations imposed thereon), risks and uncertainties related to the volatility of the prices of oil and gas, uncertainties related to the estimation of reserves of oil and gas and the value of such reserves, uncertainties relating to geologic models and evaluations, the effects of competition and extensive environmental regulation, and other factors, many of which are necessarily beyond Mallon's control. These and other risk factors that affect Mallon's business are discussed in Mallon's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Mallon uses commodity derivative financial instruments, including swaps, to reduce the effect of natural gas price volatility on a portion of Mallon's natural gas production. Commodity swap agreements are generally used to fix a price at the natural gas market location or to fix a price differential between a benchmark price of natural gas and the price of gas at its market location. Settlements are based on the difference between a fixed and a variable price as specified in the agreement. The following table summarizes Mallon's derivative financial instrument position on its natural gas production as of September 30, 2002. The fair value of these instruments reflected below is the estimated amount that Mallon would have expected to receive or (pay) to settle the contracts as of September 30, 2002. Actual settlement of these instruments when they mature would have differed from the estimates reflected in the table. Gains or losses realized from these instruments are expected to be offset by changes in the actual sales price received by Mallon for its natural gas production. See "Hedging Activities" above.

Year	MMBtu	Fixed Price per MMBtu	Fair Value
2002	317,000	$ 2.55-$3.28	$(452,000)
2003	996,000	$ 2.55	(1,499,000)
2004	852,000	$ 2.55	(1,130,000)

    In addition, Mallon entered into basis swaps to fix the differential between the NYMEX price and the index price at which the hedged gas is to be sold for 2,165,000 MMBtu for 2002 - 2004 with a fair value of $330,000.

    As more fully discussed above, the aforementioned hedging instruments were terminated on October 1, 2002, for a payment of $1,224,000.

    The table below provides information about Mallon's financial instruments sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Expected Maturity

(In thousands)

	2002	2003	2004	2005	2006	Thereafter	Fair Value
Long-term debt:
Fixed rate	$153	$ 586	$3,514	$17	$ 41	$ --	$ 4,311
Average interest rate	12.7%	12.7%	12.8%	8.0%	8.0%	--
Variable rate	$ --	$29,211	$ --	$ --	$ --	$ --	$29,211
Average interest rate	--	8.75%	--	--	--	--

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Within 90 days before the filing of this Report, George O. Mallon, Jr., the Company's Chief Executive Officer, and Alfonso R. Lopez, the Company's Vice President-Finance/Corporate Treasurer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, they believe that:

  The Company's disclosure controls and procedures are designed to ensure that information it is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  The Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company's management, including the Chief Executive Officer and Vice President-Finance/Corporate Treasurer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The information contained in Note 10 to the consolidated financial statements set forth in Part 1 is hereby incorporated by reference.

Item 5. Other Information

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

  for 30 consecutive trading days, the bid price for the Company's common stock closed below $1.00 per share,

  the Company's net tangible assets were less than $4 million and its shareholders' equity was less than $10 million, and the Company's audit committee had fewer than three independent directors.

        After a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, the Company's securities were delisted from The Nasdaq National Market effective October 1, 2002. The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "MLRC".

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

            None.

(b) Reports on Form 8-K:

During the quarter for which this report is filed, the Company filed two Current Reports on Form 8-K dated July 17, 2002. The report filed under "Item 4. Changes to Registrant's Certifying Accountant", related to the appointment of HEIN + ASSOCIATES LLP as independent accountants for the fiscal year ending December 31, 2002 and the dismissal of Arthur Andersen LLP. The report filed under "Item 5. Other Events", related to the lien filed by The Jicarilla Apache Indian Nation against the Company's oil and gas properties on the Jicarilla Reservation to secure the Company's payment of approximately $1.56 million of Possessory Interest Tax (including penalties and interest). Additionally, the Company filed a Current Report on Form 8-K dated July 29, 2002 under "Item 5. Other Events", relating to the Company being out of compliance with Nasdaq's Continued Listing Requirements.

Subsequent to September 30, 2002, the Company filed a Current Report on Form 8-K dated October 1, 2002 filed under "Item 5. Other Events", relating to the Company's proposed merger with Black Hills Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MALLON RESOURCES CORPORATION Registrant

Date: November 14, 2002	By:	/s/ George O. Mallon, Jr.
George O. Mallon, Jr.
Chief Executive Officer

Date: November 14, 2002	By:	/s/ Alfonso R. Lopez
Alfonso R. Lopez
Vice President-Finance/Corporate Treasurer

CERTIFICATIONS

PURSUANT TO 18 U.S.C. Section 1350

I, George O. Mallon, Jr., Chief Executive Officer of Mallon Resources Corporation (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section. I further certify that the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.
__/s/ George O. Mallon, Jr.____________________________ Name: George O. Mallon, Jr. Date: November 14, 2002

I, Alfonso R. Lopez, Vice President, Finance/Corporate Treasurer of Mallon Resources Corporation (the "Company"), hereby certify that the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section. I further certify that the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of the Company.
__/s/ Alfonso R. Lopez_______________________________ Name: Alfonso R. Lopez Date: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George O. Mallon, certify that:

    I have reviewed this quarterly report on Form 10-Q of Mallon Resources Corporation;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	__/s/ George O. Mallon, Jr.____________________________ George O. Mallon, Jr. President and Chief Executive Officer Mallon Resources Corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Alfonso R. Lopez, certify that:

  I have reviewed this quarterly report on Form 10-Q of Mallon Resources Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	__/s/ Alfonso R. Lopez_______________________________ Alfonso R. Lopez Vice President-Finance/Corporate Treasurer Mallon Resources Corporation